Form 10-K
period 1997-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1998-04-28
CIK 1031744

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
(Mark One)
 [  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended_________________________________

                                  OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the Transition period from ___________________ to ____________

       SPECIAL FINANCIAL REPORT FILED PURSUANT TO SECTION 15D-2
       OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            THIS REPORT CONTAINS ONLY FINANCIAL STATEMENTS
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         Commission file number         333-38567

                 World Wireless Communications, Inc.
        (Exact name of registrant as specified in its charter)

                    Nevada                        87-0549700
         _____________________________         ________________
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)      Identification No.)

    150 Wright Brothers Drive,
    Suite 560, Salt Lake City, Utah                84116
    __________________________________        _________________
    (Address of principal executive offices     (Zip Code)

Registrant's telephone number, including area code   (801) 575-6600

Securities registered under section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered
    ______________________     _______________________________________
               None

Securities registered under section 12(g) of the Act:
           None
_____________________________________________________________________
                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ ]  No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable

     As of April 23, 1998, there were 11,072,186 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $38,974,573, computed at the closing quotation for the Issuer's common stock of $5.50 as of April 23, 1998.


                 DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes. None.

_____________________________________________________________________

                            SIGNATURES
_____________________________________________________________________


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                              WORLD WIRELESS CORPORATION, INC.




Dated: April 27, 1998              By: /S/ David D. Singer
                                   David D. Singer, Chairman of the
                                   Board (President and Chief Executive
                                   Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  April 27, 1998             By: /S/ David D. Singer
                                   David D. Singer, President, Chief
                                   Executive Officer, Acting Chief
                                   Financial Officer and Director


Dated:                             By:
                                   Brian W. Pettersen, Director

Dated:  April 27, 1998             By: /S/ George Denny
                                   George Denney, Director


Dated:  April 27, 1998             By: /S/ Thomas E. Sawyer
                                   Thomas E. Sawyer, Ph.D, Director


Dated:  April 27, 1998             By: /S/ Philip A. Bunker
                                   Philip A. Bunker, Director




         WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES



                          TABLE OF CONTENTS

                                                        Page

     Report of Independent Certified Public Accountants         F-1

     Consolidated Balance Sheets - December 31, 1997 and 1996   F-2

     Consolidated Statements of Operations for the Years Ended
        December 31, 1997 and 1996,  and for the Period from
        April 10, 1995 (Date of Inception)  through December
        31, 1995                                                F-3

     Consolidated Statements of Comprehensive Loss for the
        Years Ended December 31, 1997 and 1996, and for the
        Period from April 10, 1995 (Date of Inception) through
        December 31, 1995                                       F-3

     Consolidated Statements of Stockholders' Equity for
        the Period from April 10, 1995 (Date of Inception)
        through December 31, 1995, and for the Years Ended
        December 31, 1996 and 1997                              F-4

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1997 and 1996, and for the Period
        from April 10, 1995 (Date of Inception)  through
        December 31, 1995                                       F-5

     Notes to Consolidated Financial Statements                 F-6



HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                            (801) 532-2200
Member of AICPA Division of Firms           Fax (801) 532-7944
       Member of SECPS                      345 East Broadway, Suite 200
Member of Summit International Associates   Salt Lake City, Utah 84111-2693


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
World Wireless Communications, Inc.

We have audited the accompanying consolidated balance sheets of World Wireless Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, comprehensive loss, stock-holders' equity, and cash flows for the years ended December 31, 1997 and 1996, and for the period from April 10, 1995 (date of inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Wireless Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and for the period from April 10, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.



                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 27, 1998


         WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                      December 31,
                                                   1997         1996
                                                -----------  ----------
Current Assets
     Cash and cash equivalents . . . . . . .    $   218,234  $   37,278
     Investment in securities available for sale    188,354        -
     Trade receivables, net of allowance . .        345,433     131,392
     Other receivables . . . . . . . . . . .         49,208         -
     Inventory . . . . . . . . . . . . . . .        496,432     159,881
     Prepaid expenses. . . . . . . . . . . .        232,143         -
                                                -----------  ----------
          Total Current Assets . . . . . . .      1,529,804     328,551
                                                -----------  ----------
Equipment. . . . . . . . . . . . . . . . . .      1,589,248     448,237
     Less accumulated depreciation . . . . .       (455,985)   (121,215)
                                                -----------  ----------
          Net Equipment. . . . . . . . . . .      1,133,263     327,022
                                                -----------  ----------
Goodwill, net of accumulated amortization. .      7,214,066         -
                                                -----------  ----------
Other Assets, net of accumulated amortization.      535,154       7,469
                                                -----------  ----------
Total Assets . . . . . . . . . . . . . . . .    $10,412,287  $  663,042
                                                ===========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,
                                                    1997        1996
                                                -----------  -----------
Current Liabilities
     Trade accounts payable. . . . . . . . .    $   524,093  $    61,997
     Accrued liabilities . . . . . . . . . .        466,183       55,788
     Notes payable . . . . . . . . . . . . .        814,925       85,566
                                                -----------  -----------
          Total Current Liabilities. . . . .      1,805,201      203,351
                                                -----------  -----------
Long-Term Liabilities
     Notes payable . . . . . . . . . . . . .         34,977       44,808
                                                -----------  -----------
Stockholders' Equity
     Preferred stock - $0.001 par
      value; 1,000,000 shares authorized;
      no shares issued . . . . . . . . . . .             -           -
     Common stock - $0.001 par value;
      50,000,000 shares authorized;
      10,225,260 shares in 1997 and
      5,663,000 shares in 1996 issued
      and outstanding  . . . . . . . . . . .         10,225        5,663
     Additional paid-in capital. . . . . . .     20,915,068    3,916,613
     Unearned compensation . . . . . . . . .     (1,410,509)         -
     Shareholder receivable. . . . . . . . .        (18,409)         -
     Accumulated deficit . . . . . . . . . .    (11,037,620)  (3,507,393)
     Accumulated other comprehensive
      income . . . . . . . . . . . . . . . .        113,354          -
                                                -----------  -----------
          Total Stockholders' Equity . . . .      8,572,109      414,883
                                                -----------  -----------
Total Liabilities and Stockholders'
 Equity    . . . . . . . . . . . . . . . . .    $10,412,287  $   663,042
                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.


         WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Period
                                                          April 10,1995
                                       For the Years   (Date of Inception)
                                     Ended December 31,      Through
                                      1997         1996  December 31, 1995
                                  -----------  -----------  -----------
Sales. . . . . . . . . . . . . . .$ 2,913,429  $   618,505  $   426,825

Cost of Sales. . . . . . . . . .    2,116,934      662,184      237,356
                                  -----------  -----------  -----------
Gross Profit (Loss). . . . . . .      796,495      (43,679)     189,469
                                  -----------  -----------  -----------
Expenses
  Research and development . . .    2,943,404       92,932          -
  General and administrative . .    4,222,067    1,789,904      386,612
  Amortization of goodwill . . .    1,117,472          -            -
  Interest . . . . . . . . . . .       43,779    1,310,142       73,593
                                  -----------  -----------  -----------
     Total Expenses. . . . . . .    8,326,722    3,192,978      460,205
                                  -----------  -----------  -----------
Net Loss . . . . . . . . . . . .  $(7,530,227) $(3,236,657) $  (270,736)
                                  ===========  ===========  ===========
Basic and Diluted Loss Per
 Common Share. . . . . . . . . .  $     (0.82) $     (1.03) $     (0.26)
                                  ===========  ===========  ===========
Weighted Average Number of
Common Shares Used in Per
Share Calculation. . . . . . . .   9,217,158     3,141,613    1,049,679
                                  ===========  ===========  ===========

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                         For the Period
                                                          April 10,1995
                                      For the Years    (Date of Inception)
                                    Ended December 31,        Through
                                      1997        1996   December 31, 1995
                                  -----------  -----------  -----------

Net Loss . . . . . . . . . . . .  $(7,530,227) $(3,236,657) $  (270,736)

Other Comprehensive Income
  Unrealized gains on investment
   in securities available for
   sale. . . . . . . . . . . . .      113,354          -            -
                                  -----------  -----------  -----------
Comprehensive Loss . . . . . . .  $(7,416,873) $(3,236,657) $  (270,736)
                                  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.


           WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Additional                                 Total
                              Common Stock           Paid-in    Accumulated     Equity     Stockholders'
                           Shares       Amount       Capital      Deficit     Adjustments     Equity
                         -----------  -----------  -----------  ------------  ------------  -----------
BALANCE - APRIL
 10, 1995 (Date
 of Inception)                   -    $       -    $       -    $        -    $       -     $       -
 Shares issued for
 cash                      1,189,394        1,189      394,811           -            -         396,000
Shares issued for
 services                    425,758          426      140,074           -            -         140,500
Issuance for financing
 fees                        116,988          117       38,489           -            -          38,606
Redemption of shares        (600,000)        (600)    (268,400)          -            -        (269,000)
Beneficial conversion
 feature of convertible
 debt                           -            -          69,974           -            -          69,974
Net Loss                        -            -            -         (270,736)         -        (270,736)
                         -----------  -----------  -----------  ------------  ------------  -----------
BALANCE - DECEMBER
 31, 1995                  1,132,140        1,132      374,948      (270,736)         -         105,344

Beneficial conversion
 feature of convertible
 debt                            -            -        719,781           -            -         719,781
Conversion of notes
 payable                   3,092,860        3,093      811,907           -            -         815,000
Shares issued for
 cash                        900,000          900      776,797           -            -         777,697
Shares issued for
 services                    527,000          527      787,061           -            -         787,588
Shares issued for
 interest due on
 convertible notes            11,000           11        4,939           -            -           4,950
 Compensation related
 to grant of stock
 options                         -            -        441,180           -            -         441,180
Net loss                         -            -            -      (3,236,657)         -      (3,236,657)
                         -----------  -----------  -----------  ------------  ------------  -----------
BALANCE - DECEMBER
 31, 1996                  5,663,000        5,663    3,916,613    (3,507,393)         -         414,883

Compensation related
 to grant of stock
 options                         -            -      2,373,849           -     (2,373,849)          -
Shares and warrants
 issued for cash           2,557,857        2,558    4,192,692           -            -       4,195,250
Issuance upon exercise
 of options                   25,098           25       29,836           -        (18,409)       11,452
Conversion of note
 payable                       5,630            6        1,964           -            -           1,970
Shares issued and
 201,900 stock options
 granted in acqui-
 sition of Digital
 Radio Communications
 Corporation               1,798,100        1,798    8,672,264           -             -      8,674,062
Shares issued in
 acquisition of TWC          101,200          101    1,048,331           -             -      1,048,432
Shares issued in
 acquisition of XARC          10,000           10      102,990           -             -        103,000
Shares issued in settle-
 ment of lawsuit              40,000           40      323,416           -             -        323,456
Issuance for financing
 fees                         24,375           24      253,113           -             -        253,137
Amortization of unearned
  compensation                   -            -            -             -         963,340      963,340
Unrealized gain on
 securities                      -            -            -             -         113,354      113,354
Net loss                         -            -            -      (7,530,227)          -     (7,530,227)
                         -----------  -----------  -----------  ------------  ------------  -----------
BALANCE - DECEMBER
31, 1997                  10,225,260  $    10,225  $20,915,068  $(11,037,620) $ (1,315,564) $ 8,572,109
                         ===========  ===========  ===========  ============  ============  ===========

The accompanying notes are an integral part of these financial statements.

           WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Period
                                                               April 10, 1995
                                         For the Years Ended (Date of Inception)
                                             December 31,         Through
                                           1997        1996  December 31, 1995
                                       -----------  -----------  -----------
Cash Flows From Operating Activities
   Net loss. . . . . . . . . . . . . . $(7,530,227) $(3,236,657) $  (270,736)
   Adjustments to reconcile net
    loss to net cash used
    by operating activities:
     Amortization of goodwill. . . . .   1,117,472          -            -
     Depreciation and amortization
      of other assets. . . . . . . . .     349,587       83,094       38,853
     Purchased research and development  1,561,000          -            -
     Financing fees and amortization
      of debt discount . . . . . . . .     154,200    1,284,415       34,987
     Stock issued for services . . . .     111,370      787,588      179,106
     Compensation from stock options
      granted. . . . . . . . . . . . .     963,340      441,180          -
     Changes in operating assets and
      liabilities, net of effects of
      businesses acquired:
        Accounts receivable, net
         of allowance for doubtful
         accounts. . . . . . . . . . .       7,622     (100,688)     (30,621)
        Inventory. . . . . . . . . . .     (41,105)     (99,225)     (14,799)
        Accounts payable . . . . . . .      41,546       30,741       31,256
        Accrued liabilities. . . . . .     (86,981)      54,965          827
        Other assets . . . . . . . . .    (237,312)      (4,143)         -
                                       -----------  -----------  -----------
   Net Cash and Cash Equivalents Used
    By Operating Activities. . . . . .  (3,589,488)    (758,730)     (31,127)
                                       -----------  -----------  -----------
Cash Flows From Investing Activities
   Payments for the purchase of
    property and equipment. . . . . . .   (663,707)     (90,544)     (49,691)
   Proceeds from sale of property
    and equipment. . . . . . . . . . .      10,754          -            -
   Cash paid for subsidiaries,
    net of cash received . . . . . . .    (248,736)         -       (340,000)
                                       -----------  -----------  -----------
   Net Cash and Cash Equivalents
    Used By Investing Activities . . .    (901,689)     (90,544)    (389,691)
                                       -----------  -----------  -----------
Cash Flows From Financing Activities
   Payment to redeem common stock. . .         -            -        (19,000)
   Proceeds from issuance of common
    stock. . . . . . . . . . . . . . .   4,206,700      777,697      350,000
   Proceeds from borrowings, net of
    discount . . . . . . . . . . . .       775,000     (417,008)      77,847
   Proceeds from issuance of
    beneficial debt conversion
    feature. . . . . . . . . . . . .           -        719,781       41,653
   Principal payments on notes
    payable . . . . . . . . . . . . .     (309,567)    (223,600)         -
                                       -----------  -----------  -----------
   Net Cash and Cash Equivalents
    Provided By Financing Activities     4,672,133      856,870      450,500
                                       -----------  -----------  -----------
Net Increase In Cash and Cash
 Equivalents . . . . . . . . . . . . .     180,956        7,596       29,682

Cash and Cash Equivalents -
 Beginning of Period . . . . . . . . .      37,278       29,682          -
                                       -----------  -----------  -----------
Cash and Cash Equivalents -
 End of Period . . . . . . . . . . . . $   218,234  $    37,278  $    29,682
                                       ===========  ===========  ===========

Supplemental cash flow information and noncash investing and financing activities - Note 7

The accompanying notes are an integral part of these financial statements.

         WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION -- On April 10, 1995 a group of investors contributed $340,000 in cash to form a joint venture (the Joint Venture). On the same day, the Joint Venture acquired substantially all of the assets and operations of Micro Security Systems, Inc. for $340,000 cash. The acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to the assets acquired based upon their fair value: $45,857 to current assets and $294,143 to equipment and other long-term assets. The operations of the acquired business are included in the accompanying financial statements from the date of acquisition.

Data Security Corporation (Data Security) was formed on November 15, 1995 under the laws of the State of Nevada. The Joint Venture was reorganized into Data Security in November 1995 by Data Security issuing 787,140 shares of common stock and agreeing to pay $269,000 to one of the owners of the Joint Venture. The transfer of the net assets and operations to Data Security was a transfer between enterprises under common control and has been accounted for at historical cost. The accompanying financial statements have been restated to reflect the common stock equivalents which would have been issued and redeemed from the dates of the original transactions with the owners of the Joint Venture based upon the shares exchanged in the transfer.

By shareholder action on January 15, 1997, the Company's name was changed from Data Security Corporation to World Wireless Communications, Inc.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of World Wireless Communications, Inc. and it's wholly owned subsidiaries, ECA Electronic Contract Assembly, Inc. (ECA), TWC, Inc. (TWC), and Digital Radio Communications Corporation (Digital Radio) which has subsidiaries, from the dates of their acquisitions. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as the Company. On December 31, 1997, Digital Radio Communications Corporation and its subsidiaries, and ECA, effected a plan of liquidation into World Wireless Communications, Inc. and were dissolved.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF BUSINESS -- The Company and its subsidiaries design, develop and manufacture wired and wireless communications technology, systems and products, and provide contract manufacturing services to the electronics and wireless communications industry.

Prior to the acquisition of Digital Radio and TWC, the primary operations of the Company were centered around the design and manufacture of computer security products, which constituted most of the Company's sales for 1996 and 1995. Sales of these products were insignificant during 1997. As further described in Note 12, the computer security product line was sold to an employee/shareholder in January 1998.

BUSINESS CONDITION -- Since the acquisition of Digital Radio in February 1997, the Company no longer is considered in the development stage, having reached planned operations. However, it has not had sales sufficient to meet its operating expenses and to generate income. It has sustained operating losses for the years ended December 31, 1997 and 1996 and for the period from April 10, 1995 through December 31, 1995, and may require additional capital to continue operations. Management intends to obtain additional capital through issuance of common stock. Management anticipates sales from contracts currently in force will eventually generate profitable operations. However, there is no assurance that profitable operations can be obtained or sustained.

LONG-LIVED ASSETS --Impairment losses are recorded when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the related assets.
No impairment losses were required to be recognized in the accompanying financial statements.

SEGMENT INFORMATION AND CONCENTRATION OF RISK --The Company operates solely in the electronics industry and, prior to 1997, its sales were primarily to customers in the western United States. Accordingly, segment information relating to operations in different industries or geographic areas is not presented in these financial statements. Beginning in 1997, the Company expanded its operations to include significant sales nationally and internationally. Export sales during the year ended December 31, 1997 were $1,661,752. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

FINANCIAL INSTRUMENTS -- The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents in excess of insured limits was approximately $81,953 at December 31, 1997. The amounts reported as cash and cash equivalents, accounts receivable, other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS -- For the year ended December 31, 1997, 69% of sales, or $2,009,512, were to two customers under contracts which subject the Company to the risk that the Company may not be able to continue the current level of sales if there was a loss of either of these contracts. Seventeen percent of sales in 1996, or $102,578, were to one customer. At December 31, 1997, an allowance for doubtful accounts of $30,000 was provided.

INVENTORY -- Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

RESEARCH AND DEVELOPMENT EXPENSE -- Current operations are charged with all research, engineering and product development expenses.

GOODWILL -- Goodwill arose from the acquisitions of Digital Radio and TWC and is being amortized on a straight-line method over the periods it is expected to benefit. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments for impairment are made if the sum of expected future net cash flows is less than book value. During the fourth quarter of 1997, management evaluated the amortization period for goodwill and determined to change the periods that will be benefitted from five years to 15 years. The change in the number of years benefitted resulted in a decrease in net loss of $239,637 during 1997.

EQUIPMENT -- Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Depreciation expense was $338,043, $82,362 and $38,853 for the years ended December 31, 1997 and 1996 and for the period from April 10, 1995 through December 31, 1995, respectively. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

INVESTMENTS --At December 31, 1997, investment in marketable securities consisted of common stock of customers classified as available for sale and are stated at fair market value of $188,354. The cost of the marketable securities was $75,000. The unrealized gain as of December 31, 1997 was $113,354 which was also the change in net unrealized gains on marketable securities included as a separate component of stockholders' equity in the accompanying balance sheet.

SALES RECOGNITION -- Sales are recognized upon delivery of products or services and acceptance by the customer. Sales revenue from technology development contracts is recognized as pre-defined benchmarks are reached and accepted by the customer. As a result of design and technology contracts, the Company has a right to receive royalties which will be recognized upon the related sales by customers.

STOCK-BASED COMPENSATION -- Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted.

LOSS PER SHARE -- In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all potentially issuable common shares from options or convertible notes payable resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation. Prior periods have been restated, where appropriate, to conform to the requirements of SFAS 128.

NEW ACCOUNTING STANDARDS --The Company adopted SFAS No. 128, Earnings per Share, and SFAS No. 129, Disclosures of Information About Capital Structure, in 1997. In accordance with SFAS Nos. 128 and 129, both basic net loss per share and diluted net loss per share as well as rights and liquidation preferences of equity securities have been presented in the accompanying consolidated financial statements.

In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. The Company adopted this standard during the fourth quarter of 1997 which requires the display of comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes net loss and unrealized gains on investment in securities available for sale.

The Financial Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106" during 1997 and 1998. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 2--BUSINESS COMBINATION AND ACQUISITIONS

ECA Electronic Contract Assembly, Inc. (ECA) was incorporated on October 24, 1996 under the laws of the State of Nevada. ECA had no operations or assets and had made efforts toward the development of business relating to the assembly of printed circuit boards and wire/cable harnesses. Effective October 28, 1996, the Company acquired all of ECA's outstanding common stock and employed two ECA officers by issuing 500,000 shares of common stock. The business combination was accounted for using the purchase method of accounting. The purchase price, based upon the fair value of the common shares issued, was $752,565, or $1.51 per share. The excess of the purchase price over the fair value of the assets acquired was $752,565, which was allocated to compensation expense. ECA's operations have been included in the accompanying financial statements from the date of acquisition.

On February 12, 1997, a majority of the shareholders of Digital Radio Communications Corporation, a Utah Corporation, accepted an offer from the Company to merge Digital Radio into a newly-formed subsidiary of the Company. The Digital Radio shareholders agreed to exchange each of their common shares for 0.5577349 common shares of World Wireless, which resulted in the Company issuing 1,798,100 shares of common stock. In addition, holders of Digital
Radio stock options exchanged each of their options for 0.5577349 stock options, which resulted in the Company issuing options to purchase 201,900 shares of common stock exercisable at a weighted-average price of $1.90 per share.

The merger has been accounted for using the purchase method of accounting. Thepurchase price, based upon the fair value of the common shares and stock options issued, was $8,674,062. The fair value of the common shares and stock options issued was based upon the average market price of the Company's common stock at the time of the acquisition, discounted for restrictions on resale and for trading volume. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $7,885,075, which was recognized as goodwill. The fair value of purchased research and development amounted to $1,258,000 and was recognized as an expense at the date of the merger. The accompanying consolidated financial statements include the accounts and operations of Digital Radio from February 12, 1997. The following pro forma information presents the results of operations as if the Digital Radio acquisition had occurred at the beginning of 1996. The write-off of purchased research and development was a nonrecurring charge which resulted directly from the transaction and therefore has been excluded from the following pro forma information. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996 as described above or of the results which may occur in the future.

                                              For the Years Ended
                                                   December 31,
                                             1997               1996
                                          ----------       -----------
          Sales. . . . . . . . . . . . . .$3,048,014       $ 2,004,983
          Net Loss . . . . . . . . . . . .(6,827,950)       (5,999,903)
          Net Loss per Common Share. . . .$    (0.72)      $     (1.17)

On October 31, 1997, the Company acquired all of the outstanding common stock of TWC, Ltd, (TWC), a Delaware corporation engaged in the design and manufacture of antennas for sale to radio and electronics manufacturers, and acquired substantially all of the assets of Austin Antenna, Ltd. (Austin Antenna), a New Hampshire corporation. The Company paid $146,000 in cash by advancing $106,000 and by paying $40,000 in acquisition costs, and issued 100,000 shares of restricted common stock valued at $1,036,000 or $10.36 per share. The Company also issued 1,200 shares of stock to the owners of TWC for services valued at $12,431.The acquisition was accounted for using the purchase method of accounting. The net assets acquired were recorded at their fair value, with $400,000 allocated to patents and $200,000 allocated to research and development. The patents are being amortized over 6.5 years, their estimated remaining useful life. The excess of the purchase price over the estimated fair value of the net assets acquired was $634,443 which was allocated to goodwill. The results of operations of TWC are included in the consolidated financial statements from the date of acquisition. The net assets and operations of TWC are not significant to the net assets and operations of the Company; therefore, pro forma financial information is not presented.

On November 11, 1997 the Company acquired all of the issued and outstanding stock of XARC Corporation, a Kansas corporation primarily engaged in development and sales of wireless technology, by issuing 10,000 shares of restricted common stock valued at $103,000. XARC had no assets or liabilities prior to the acquisition. The acquisition was accounted for under the purchase method of accounting with the purchase price allocated to purchased research and development and charged against operations at the acquisition date. Results of operations for XARC are included in the consolidated financial statements from the date of acquisition.

NOTE 3--INVENTORY

Inventory consisted of the following:
                                              December 31,
                                            1997       1996
                                         ---------  ---------
          Materials. . . . . . . . . . . $ 378,238  $  20,935
          Work in process. . . . . . . .   118,194    138,946
                                         ---------  ---------
          Total. . . . . . . . . . . . . $ 496,432  $ 159,881
                                         =========  =========

NOTE 4--EQUIPMENT


Equipment consisted of the following:

                                                   December 31,
                                                1997         1996
                                            -----------  -----------
          Computer equipment . . . . . .    $   246,117  $    68,440
          Manufacturing equipment. . . .      1,059,916      308,458
          Office furniture . . . . . . .        164,566       71,339
          Software . . . . . . . . . . .        118,649          -
                                            -----------  -----------
          Total. . . . . . . . . . . . .    $ 1,589,248  $   448,237
                                            ===========  ===========

NOTE 5--NOTES PAYABLE
                                                   December 31,
                                                1997        1996
                                            -----------  -----------
10% Notes payable; paid in 1997. . . . .    $       -    $     3,404

Payable due to shareholder;
 converted to common stock in
 January 1997. . . . . . . . . . . . . .            -          1,970

Capital lease obligations for
 equipment (Note 11) . . . . . . . . . .         40,576          -

15% Note payable to a shareholder;
 payable $7,798 monthly through
 September 1998; secured by equipment
 and personally guaranteed by two
 stockholders. . . . . . . . . . . . . .         44,808      125,000

12% Note payable to a shareholder;
 guaranteed by an officer and
 secured by an officer's common
 stock; paid in 1998 . . . . . . . . . .        200,000          -

12% Note payable to shareholder;
 due December 31, 1997; unsecured. . . .        125,000          -

10% Note payable to an unrelated
 party; due September 30, 1998;
 unsecured . . . . . . . . . . . . . . . .      400,000          -

12% Note payable to an employee;
 payable $1,408 monthly through
 December 31, 1998; unsecured. . . . . . .       39,518          -
                                            -----------  -----------
Total Notes Payable. . . . . . . . . . . .      849,902      130,374

Less:  Current Portion . . . . . . . . . .     (814,925)     (85,566)
                                            -----------  -----------
Long-Term Notes Payable. . . . . . . . . .  $    34,977  $    44,808
                                            ===========  ===========

From November 1995 through February 1996, the Company issued convertible notes payable totaling $275,000. The notes bore interest at 6% in addition to the amortization of the discount (see Note 8) resulting in an effective interest rate of 463%. The notes were converted into 1,892,860 shares of common stock in March 1996.

From June through December 1996, the Company issued convertible notes payable totaling $540,000 in connection with a unit offering of common stock. The notes bore interest at 6% in addition to the amortization of the discount which amounted to $1,154,094 (see Note 8). The discount was fully amortized during the period from the dates the notes were issued through December 31, 1996. The notes payable were converted into 1,200,000 shares of common stock from October through December 1996.

The annual maturities of notes payable as of December 31, 1997 were as follows:

          Years Ending December 31:
               1998. . . . . . . . . . . . . . .$810,386
               1999. . . . . . . . . . . . . . .  30,103
               2000. . . . . . . . . . . . . . .   8,866
               2001. . . . . . . . . . . . . . .     547
                                                --------
               Total . . . . . . . . . . . . . .$849,902
                                                ========
NOTE 6--INCOME TAXES

The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset are shown below:

                                            For the Years Ended December 31,
                                             1997         1996        1995
                                         -----------  -----------  ----------
     Operating loss carryforwards. . .   $ 3,684,004  $   864,937  $   95,813
     Accrued liabilities and other . .       271,694      168,979       5,169
     Total Deferred Tax Assets . . . .     3,955,698    1,033,916     100,982
     Valuation Allowance . . . . . . .    (3,955,698)  (1,033,916)   (100,982)
                                         -----------  -----------  ----------
     Net Deferred Tax Asset. . . . . .   $       -    $       -    $      -
                                         ===========  ===========  ==========

For tax reporting purposes, the Company has net operating loss carryforwards in the amount of $9,443,887 which will expire beginning in the year 2011. Of this amount, $1,246,871 was from Digital Radio prior to its acquisition, and the availability of this amount to offset future taxable income is limited.

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

                                            For the Years Ended December 31,
                                             1997         1996        1995
                                         -----------  -----------  -----------
Tax at statutory rate (34%). . . . . .   $(2,560,277) $(1,100,463) $   (92,050)
Non-deductible expenses. . . . . . . .       645,880      283,633          -
Change in valuation allowance. . . . .     2,301,134      932,934      100,982
State tax benefit, net of
 federal tax effect. . . . . . . . . .      (248,497)    (106,811)      (8,932)
Research and development credit. . . .      (138,240)      (9,293)         -
                                         -----------  -----------  -----------
Net Income Tax Expense . . . . . . . .   $       -    $       -    $       -
                                         ===========  ===========  ===========

In connection with the Digital Radio acquisition, $1,258,000 of research and development was written-off before tax. This amount comprises most of the non-deductible expenses in 1997. The results of the acquisition were an increase to total deferred tax assets of $620,647 and a corresponding increase in the valuation allowance.

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Supplemental Cash Flow Information--
                                           For the Years Ended December 31,
                                            1997         1996         1995
                                         -----------  -----------  -----------
          Interest Paid. . . . . . . .   $    34,426  $    30,677  $      -

Noncash Investing and Financing Activities--

During the period from April 10, 1995 through December 31, 1995 the Company redeemed 600,000 shares of common stock as follows:

     Common stock redeemed . . . . . . . . . . . .  $269,000
                                                    --------
     Payments made by others in exchange
      for the following:
          139,394 shares of common stock . . . . .    46,000
          Notes payable, net of discount . . . . .    16,679
          Beneficial debt conversion feature . . . 28,321 Issuance of note payable to former
      shareholder. . . . . . . . . . . . . . . . .   159,000
                                                    --------
                                                     250,000
                                                    --------
     Cash Paid to Redeem Common Stock. . . . . . .  $ 19,000
                                                    ========

During the period ended December 31, 1995, the Company issued 542,746 shares of common stock valued at $179,106 for services and financing fees.

During the year ended December 31, 1996, $138,000 of debt was issued to acquire equipment, of which $120,000 was payable to a stockholder. Notes payable in the amount of $815,000 were converted to common stock. Common stock valued at $787,588 was issued for services.

During the year ended December 31, 1997, $1,970 in long-term debt was converted into 5,630 shares of common stock at $0.35 per share. The Company purchased equipment totaling $54,887 by issuing a note payable in the same amount. Equipment was sold at no gain or loss in exchange for assumption by the purchaser of a $54,320 note payable. The Company issued 1,798,100 shares of common stock and 201,900 stock options in exchange for all of the issued and outstanding common stock of Digital Radio. In January and February 1997, which was prior to the effective date of the merger, the Company advanced $118,764 to Digital Radio. In conjunction with the merger, liabilities were assumed as follows:

     Fair value of assets acquired . . . . .$ 1,112,399
     Purchased research and
      development. . . . . . . . . . . . . .  1,258,000
     Goodwill  . . . . . . . . . . . . . . .  7,885,075
     Common stock issued and stock
      options granted. . . . . . . . . . . . (8,674,062)
                                            -----------
          Liabilities Assumed. . . . . . . .$ 1,581,412
                                            ===========
NOTE 8--STOCKHOLDERS' EQUITY

The Company began business on April 10, 1995 as a joint venture. The accompanying financial statements have been restated to present the capital transactions of the Joint Venture at their common stock equivalents, based on 787,140 common shares issued upon the reorganization of the Joint Venture into Data Security Corporation in November 1995. Capital transactions of the Joint Venture were as follows: Owners of the Joint Venture invested cash in the amount of $340,000 and $10,000 in April and June 1995, respectively, and paid another $46,000 on behalf of the Company during this time. In addition, owners contributed management services valued at $34,900 and were paid financing fees of $30,356. These capital transactions, totaling $461,256, have been presented as being equivalent to the issuance of 1,387,140 shares of common stock which were valued at $0.33 per share, based upon the price shares were issued to owners in exchange for cash. As described more fully in Note 7, the Company redeemed one of the owner's interest in the Joint Venture for $269,000 by paying the owner $19,000, by other owners of the Joint Venture paying the owner $46,000 (as described above), by a third-party lender paying the owner $45,000 and by the Company entering into an agreement to pay the owner $159,000 plus interest thereon at 10% by March 1996. The redemption of the ownership interest has been presented in the accompanying financial statements as being equivalent to the redemption of 600,000 shares of common stock at $0.45 per share. The payments to the owner were not in exchange for any additional stated or unstated rights or privileges.

On November 15, 1995, the Company issued 25,000 shares of common stock as fees for raising financing for the Company. The shares issued were valued at $8,250 or $0.33 per share, based upon the price common stock had been issued for cash. In December 1995, an additional 320,000 shares of common stock were issued to a director of the Company in payment for management services. The services and the shares issued were also valued at $0.33 per share and totaled $105,600.

In November 1995 through February 1996, the Company issued convertible notes payable in the amount of $275,000, of which notes for $120,000 were issued in 1995. The debt was converted into 1,892,860 shares of common stock in March 1996 at $0.15 per share. The market value of the restricted common shares at the dates the debt was issued exceeded the rate the debt was converted by an average of $0.23 per share. This difference was a beneficial conversion feature of the convertible debt and has been accounted for as a discount on the debt in the amount of $69,974 in 1995 and $90,384 in 1996. The beneficial conversion feature was credited to additional paid-in capital on the dates the convertible notes payable were issued.

The Company issued 300,000 shares of common stock at $0.70 per share during April and May 1996 for $210,000 in cash and incurred costs in connection with the offering of $12,000. The Company issued 7,000 shares of common stock in March 1996 in connection with the termination of the employment of an employee. The shares issued were valued based upon the $0.70 cash price for common stock.

Common stock and convertible debt were issued as a unit in an offering from June through December 1996. The offering resulted in the issuance of 600,000 shares of common stock and $540,000 of notes payable which were convertible into common stock at $0.45 per share. The gross proceeds from the offering before $5,000 offering costs were $600,000 and were allocated on the dates received to (a) the common stock based upon its fair value, (b) to the beneficial conversion feature of the notes payable based upon the excess of the fair value of the common stock over the conversion price, and (c) the remaining amount was allocated to the notes payable, net of a $1,154,094 discount. The excess of the market value of the common stock over the conversion price at the dates the notes payable were issued ranged from $0.25 to $0.73 per share and was a beneficial conversion feature of the convertible debt. The portion of the proceeds from the unit offering allocated to the beneficial conversion feature was $629,397, which amount was accounted for as additional paid-in capital on the dates the convertible notes payable were issued. The notes payable were converted into 1,200,000 shares of common stock from October through December 1996.

The Company issued 20,000 shares of common stock in November 1996 in settlement of an employment agreement. The services were valued at $30,123, or $1.51 per share.

The Company issued 2,557,857 shares of common stock from January 1997 through August 1997 in private placement offerings for $4,195,250 cash.

The Company issued 25,098 shares of common stock upon the exercise of stock options. Proceeds from the issuance were $11,452 of cash and a promissory note from a shareholder of $18,409.

On November 11, 1997, the Company fulfilled an obligation totaling $323,456 under a settlement reached with an otherwise unrelated joint venture partner. The obligation was settled by the Company issuing 40,000 shares of restricted common stock valued at $8.09 per share based upon fair value of the common stock on the date issued. Under the settlement agreement, the shareholder has an option to require the Company to redeem the stock at $4.00 per share through February 28, 1998, but the option was not exercised by that date and expired.

During November and December 1997, the Company issued 24,375 shares of common stock for financing fees in the amount of $253,137.

NOTE 9--EQUITY ADJUSTMENTS

Equity adjustments include unearned compensation from stock options granted in 1997 which vest through 1999, a receivable from a shareholder which arose from the shareholder exercising an option in exchange for a promissory note, and accumulated other comprehensive income relating to unrealized gain on investment in securities available for sale. Changes in equity adjustments for the year ended December 31, 1997 were as follows:

                                                        Accumulated
                                                           Other
                                                          Compre-     Total
                                Unearned    Shareholder   hensive     Equity
                              Compensation  Receivable    Income    Adjustments
                               -----------  ----------  ----------  -----------
Balance - December 31, 1996. . $      -     $     -     $     -     $      -
Compensation related to grant
 of stock options. . . . . . .  (2,373,849)       -           -      (2,373,849)
Amortization of unearned
 compensation. . . . . . . . .     963,340        -           -         963,340
Options exercised for note
 receivable from shareholder .        -        (18,409)       -         (18,409)
Unrealized gain on investment
 in securities available
 for sale. . . . . . . . . . .        -           -        113,354      113,354
                               -----------  ----------  ----------  -----------
Balance - December 31, 1997. . $(1,410,509) $  (18,409) $  113,354  $(1,315,564)
                               ===========  ==========  ==========  ===========

NOTE 10--STOCK OPTIONS

In December 1996, the Company granted options to an employee, a former member of the Board of Directors, and a consultant to purchase a total of 258,000 shares of restricted common stock at $0.33 per share. In January 1997, the consultant was granted an additional option to purchase 150,000 shares at $0.35 per share. The options may be exercised from the date granted through June 30, 1998. The Company recorded compensation expense of $441,180 ($1.71 per share) during 1996 and $265,500 ($1.77 per share) during 1997 from the difference between the exercise price and the fair value of the common stock on the dates granted.

In connection with the acquisition of Digital Radio, the Company assumed Digital Radio's stock option plans and granted options to the former shareholders and employees of Digital Radio to purchase 201,900 shares of common stock at a weighted-average price of $1.90 per share through December 20, 2001.

The Board of Directors approved a stock option plan in September 1997 which authorized options to purchase 1,500,000 shares of common stock. Options to purchase 937,044 common shares were granted under the Plan on December 18, 1997,with a weighted-average exercise price of $6.50 per share. The Plan was approved and the options were granted subject to shareholders' approval, which was obtained on December 18, 1997. The options become exercisable from the date granted through November 10, 1999. The unexercised options expire on December 17, 2002. Compensation relating to the options of $2,108,349, or $2.25 per share, is being recognized over the period the options vest of which $697,840 was recognized during the fourth quarter of 1997.

A summary of the status of the Company's stock options as of December 31, 1997 and 1996, and changes during the years then ended are presented below:

                                               December 31,
                                      1997                   1996
                             ----------------------  ----------------------
                                      Weighted-Average       Weighted Average
                               Shares  Exercise Price  Shares  Exercise Price
                             ----------  ----------  ----------  ----------
  Outstanding at beginning
  of year . . . . . . . . .     258,000    $ 0.33          -      $    -
  Granted. . . . . . . . . .  1,288,944      5.06       258,000       0.33
  Exercised. . . . . . . . .     25,098      1.19          -           -
                             ----------              ----------
  Outstanding at end of
   year . . . . . . . . . .   1,521,846      4.33       258,000       0.33
                             ==========              ==========
  Options exercisable at
   year-end. . . . . . . .      792,610      2.32       258,000       0.33
                             ==========              ==========
  Weighted-average fair
   value of options granted
   during the year . . . .   $     3.43              $     1.76
                             ==========              ==========

The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. Stock-based compensation charged to operations was $963,340 and $441,180 for the years ended December 31, 1997 and 1996. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss and loss per share would have increased to the pro forma amounts indicated below:
                                    For the Years Ended December 31,
                                      1997        1996         1995
                                  -----------  -----------  -----------
   Net loss:
     As reported . . . . . . . .  $(7,530,227) $(3,236,657) $  (270,736)
      Pro forma. . . . . . . . .   (8,060,504)  (3,249,557)    (270,736)
   Basic and diluted loss per share:
      As reported. . . . . . . .  $     (0.82) $     (1.03) $     (0.26)
      Pro forma. . . . . . . . .        (0.87)       (1.03)       (0.26)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.0% for both periods; expected volatility of 79.2% and 99.6%; risk-free interest rate of 5.3% and 5.0% and expected life of the options of 2.0 years and 1.5 years.

Subsequent to December 31, 1997, option holders exercised options to purchase 336,926 shares of common stock at exercise prices from $0.33 to $2.00 per share.

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS -- The Company leases office and production facilities under agreements accounted for as operating leases. Lease expense for the years ended December 31, 1997 and 1996 was $367,301 and $123,779, respectively. The facilities lease terms end in May and June 1998. The Company also assumed lease commitments in the merger with Digital Radio for three vehicles under operating lease agreements. The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value of net minimum lease payments as of December 31,1997:

                                        Capital    Operating
                                         Leases      Leases
                                      ----------  ----------
     Years Ending December 31:
             1998 . . . . . . . . .   $   21,448  $  118,860
             1999 . . . . . . . . .       18,081       4,981
             2000 . . . . . . . . .       11,246        -
             2001 . . . . . . . . .          695        -
                                      ----------  ----------
     Total Minimum Lease Payments. .      51,470  $  123,481
     Less amount representing                     ==========
      interest . . . . . . . . . . .     (10,894)
     Present Value of Net Minimum     ----------
      Lease Payments . . . . . . . .      40,576
     Less Current Portion. . . . . .     (21,448)
                                      ----------
     Capital lease - Long-Term . . .  $   19,128
                                      ==========
COMMITMENT TO ACQUIRE TECHNOLOGY-- The Company has entered into an agreement to acquire certain technology from Asyst, Inc., an otherwise unrelated company. Under the agreement the Company will issue approximately $300,000 in common stock (not less than 30,000 shares), and will advance $65,000 in cash, in exchange primarily for Asyst's spectrum technology. Appropriate accounting treatment of this transaction, should it occur, has not been determined.

UNASSERTED CLAIM -- Although action has not been initiated, a former officer of the Company has threatened litigation against the Company following his resignation as an officer and as a director in October 1997. The resignation was the result of a dispute over compensation involving, among other things, a claim by the former officer and director that the Company had agreed to grant him options to purchase 275,000 shares of the Company's common stock at a price of $2.00 per share in connection with his employment, and had later disaffirmed such obligation. Because of the number of shares involved in this unasserted claim, and the difference between the current market price for the Company's common stock and the exercise price of the options claimed, the expense to the Company for financial reporting purposes would be material if the former officer should initiate and prevail in litigation over these claims. The Company intends to vigorously defend any such action.

401K PROFIT SHARING PLAN -- The Company sponsors a 401K profit sharing plan but has no commitment to match employee's contributions to the plan, nor has the Company made any contributions to the plan to date.

NOTE 12--SUBSEQUENT EVENTS

In January 1998, the Company sold its SecuriKey business and related products to a shareholder/employee for $372,499. The sale resulted in a gain of approximately $300,000. The results from operations of the SecuriKey business were not significant during the year ended December 31, 1997.

In January 1998, the Company entered into agreements to lease equipment and software with future minimum lease payments totaling $1,093,165. The lease agreements are for periods ranging from two to three years.

On January 8, 1998, the Company issued an unsecured note payable to an unrelated party in the amount of $400,000. Interest accrues at 10.0% and the note and related accrued interest are due September 30, 1998.

Between March 17, 1998 and March 30, 1998, the Company issued 500,000 shares of common stock at $2.00 per share in a private placement offering. (Unaudited).

Subsequent to December 31, 1997, option holders exercised options to purchase 333,926 shares of common stock at exercise prices from $0.33 to $2.00 per share. (Unaudited).