Form 10-Q
period 1998-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1998-05-15
CIK 1031744

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended March 31, 1998

                 Commission file Number      333-38567

                  WORLD WIRELESS COMMUNICATIONS, INC.
         (Exact name of registrant as specified in its charter)

                  Nevada                        87-0549700
         (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)  Identification No.)


  150 Wright Brothers Drive, Suite 560, Salt Lake City, Utah 84116
            (Address of principal executive offices)   (Zip Code)

  Registrant's telephone number      (801) 575-6600





       Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

       As of May 14, 1998, there were 11,077,110 shares of the registrant's Common Stock, par value $0.001, issued and outstanding.


  PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements


                  WORLD WIRELESS COMMUNICATIONS, INC.
                            AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)


                                 ASSETS

                                        March 31,  December 31,
                                          1998         1997
                                       -----------  -----------
  Current Assets
    Cash and cash equivalents          $   673,313  $   218,234
    Investment in securities
      available for sale                   188,354      188,354
    Trade receivables, net allowance       525,651      345,433
    Other receivables                       17,963       49,208
    Inventory                              403,436      496,432
    Prepaid expenses                       307,143      232,143
                                       -----------  -----------
       Total Current Assets              2,115,860    1,529,804
                                       -----------  -----------
  Equipment                              2,341,879    1,589,248
    Less accumulated depreciation         (598,671)    (455,985)
                                       -----------  -----------
       Net Equipment                     1,743,208    1,133,263
                                       -----------  -----------
  Goodwill, net of accumulated
    amortization                         7,091,834    7,214,066
                                       -----------  -----------
  Other Assets, net of accumulated
    amortization                           523,264      535,154
                                       -----------  -----------
  Total Assets                         $11,474,166  $10,412,287
                                       ===========  ===========

   The accompanying notes are an integral part of these condensed financial statements.

                  WORLD WIRELESS COMMUNICATIONS, INC.
                            AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (UNAUDITED)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                         March 31,  December 31,
                                           1998         1997
                                       -----------  -----------
  Current Liabilities
    Trade accounts payable             $   623,938  $   524,093
    Accrued liabilities                    448,930      466,183
    Notes payable - current portion        853,965      814,925
    Capital lease - current portion        316,083         -
                                       -----------  -----------
     Total Current Liabilities           2,242,916    1,805,201
                                       -----------  -----------
  Long-Term Liabilities
    Notes payable                           12,673       34,977
    Capital lease obligation               388,757         -
                                       -----------  -----------
     Total Long-Term Liabilities         2,644,346    1,840,178
                                       -----------  -----------
  Stockholders' Equity
    Preferred stock - $0.001 par
     value; 1,000,000 shares
     authorized; no shares issued             -            -
    Common stock - $0.001 par value;
     50,000,000 shares authorized;
     10,992,186 shares at March 31,
     1998 and 10,225,260 shares at
     December 31, 1997 issued and
     outstanding                            10,994       10,225
    Additional paid-in capital          22,022,388   20,915,068
    Unearned compensation                 (998,504)  (1,410,509)
    Receivable from shareholder            (57,097)     (18,409)
    Accumulated deficit                (12,261,315) (11,037,620)
    Accumulated other comprehensive
     income                                113,354      113,354
                                       -----------  -----------
     Total Stockholders' Equity          8,829,820    8,572,109
                                       -----------  -----------
  Total Liabilities and
   Stockholders' Equity                $11,474,166  $10,412,287
                                       ===========  ===========

  The accompanying notes are an integral part of these condensed financial statements.


                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                        For the Three Months
                                           Ended March 31,
                                          1998         1997
                                       -----------  -----------
  Sales                                $ 1,308,883  $   692,327

  Cost of Sales                            656,448      443,648
                                       -----------  -----------
  Gross Profit                             652,435      248,679
                                       -----------  -----------
  Expenses
    Research and development
     expense                               663,749    1,422,521
    General and administrative
     expenses                            1,385,096      684,586
    Amortization of goodwill               122,232      206,514
    Interest expense                        24,581        8,991
                                       -----------  -----------
       Total Expenses                    2,195,658    2,322,612
                                       -----------  -----------
  Gain from Sale of SecuriKey Business     319,528         -
                                       -----------  -----------
  Net Loss                             $(1,223,695) $(2,073,933)
                                       ===========  ===========
  Basic and Diluted Loss Per
   Common Share                        $     (0.12) $     (0.28)
                                       ===========  ===========
  Weighted Average Number of
   Common Shares Used in Per
   Share Calculation                    10,468,831    7,471,580
                                       ===========  ===========

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                        For the Three Months
                                           Ended March 31,
                                          1998         1997
                                       -----------  -----------
  Net Loss                             $(1,223,695) $(2,073,933)

  Other Comprehensive Income
    Unrealized gains in investments
     in securities available for
     sale                                     -            -
                                       -----------  -----------
  Comprehensive Loss                   $(1,223,695) $(2,073,933)
                                       ===========  ===========

  The accompanying notes are an integral part of these condensed financial statements.



                  WORLD WIRELESS COMMUNICATIONS, INC.
                            AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                        For the Three Months
                                            Ended March 31,
                                          1998         1997
                                       -----------  -----------
  Cash Flows From Operating Activities
    Net loss                           $(1,223,695) $(2,073,933)
    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
       Amortization of goodwill            122,232      206,514
       Depreciation and amortization
        of other assets                    166,497       40,764
     Purchased research and
        development                           -       1,258,000
       Compensation from stock options
        granted                            412,005      265,500
       Gain on sale of SecuriKey
        business                          (319,528)        -
       Changes in operating assets and
        liabilities, net of effects of
        business acquired:
         Accounts receivable, net of
          allowance for doubtful
          accounts                        (148,973)    (130,459)
         Inventory                          37,621     (131,725)
         Other assets                       (2,256)       1,296
         Accounts payable                   99,845     (143,091)
         Accrued liabilities                (4,849)    (457,499)
                                       -----------  -----------
    Net Cash and Cash Equivalents Used
     By Operating Activities               861,101   (1,164,633)
                                       -----------  -----------
  Cash Flows From Investing Activities
    Payments for the purchase of
     property and equipment                (45,936)    (213,655)
    Proceeds from sale of SecuriKey
     business                              372,499         -
    Advance payments to affiliates
     to be acquired                         (5,501)    (118,764)
    Proceeds from receivable from
     shareholder                            10,000         -
                                       -----------  -----------
    Net Cash and Cash Equivalents Used
     By Investing Activities               331,062     (332,419)
                                       -----------  -----------
  Cash Flows From Financing Activities
    Proceeds from issuance of common
     stock                                 985,237    2,195,251
                                       -----------  -----------
    Proceeds from borrowings, net
     of discount                           414,246         -
    Principal payments on notes
     payable                              (361,211)     (12,544)
    Principal payments on capital
     lease obligation                      (53,154)        -
                                       -----------  -----------
    Net Cash and Cash Equivalents
     Provided By Financing Activities      985,118    2,182,707
                                       -----------  -----------
  Net Increase In Cash and Cash
   Equivalents                             455,079      685,655

  Cash and Cash Equivalents-
   Beginning of Period                     218,234       37,278
                                       -----------  -----------
  Cash and Cash Equivalents -
   End of Period                       $   673,313  $   722,933
                                       ===========  ===========

  The accompanying notes are an integral part of these condensed financial statements.


               WORLD WIRELESS COMMUNICATIONS, INC
                        AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (UNAUDITED)


  SUPPLEMENTAL CASH FLOW INFORMATION -

                                       For the Three Months
                                           Ended March 31,
                                           1998        1997
                                       -----------  -----------
       Interest Paid                   $  17,839  $   8,991

  NONCASH INVESTING AND FINANCING ACTIVITIES -


  During the three months ended March 31, 1997, $1,970 in long-term debt was converted into 5,630 shares of common stock at $0.35 per share. The Company issued 1,798,100 shares of common stock and 201,900 stock options in exchange for all of the issued and outstanding common stock of Digital Radio. In January and February 1997, which was prior to the effective date of the merger, the Company advanced $118,764 to Digital Radio. In conjunction with the merger, liabilities were assumed as follows:

       Fair value of assets acquired                $ 1,112,399
       Purchased research and development             1,258,000
       Goodwill                                       7,885,075
       Common stock issued and stock
        options granted                              (8,674,062)
                                                    -----------
       Liabilities Assumed                          $ 1,581,412
                                                    ===========
  During the first quarter of 1998, the Company leased equipment under capital leases valued at $721,695. Options to purchase 23,926 common shares were exercised in exchange for a receivable from a shareholder of $47,852. The Company issued 10,000 common shares, valued at $75,000, or $7.50 per share, as a preliminary cost of obtaining a manufacturing contract.


        WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

  NOTE 1-- INTERIM CONDENSED FINANCIAL STATEMENTS

  The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 annual financial statements of the Company. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

  NOTE 2--COMMON STOCK

  During the first quarter of 1998, the Company issued 502,000 common shares in a private placement for $907,767, net of $96,233 in offering costs, or $2.00 per share, and issued 256,926 common shares from the exercise of options for $77,470 cash and a receivable from a shareholder of $47,852. The Company issued 10,000 common shares in conjunction with the execution of a manufacturing contract during February 1998. The shares were valued at $75,000 or $7.50 per share, which was considered a preliminary cost of obtaining the contract and will be amortized over the fulfillment of the contract.

  NOTE 3--SALE OF SECURE KEY BUSINESS

  During January 1998, the Company sold its SecuriKey business, including customer lists, technology, equipment and related products to a shareholder/employee for $372,499. The sale resulted in a gain of $319,528.

  NOTE 4--SUBSEQUENT EVENTS

  Subsequent to March 31, 1998, the company issued 80,000 common shares from the exercise of options for $28,000.

  The Company has entered into agreement to lease equipment and software which has not yet been placed into service. The agreements have future minimum lease payments of approximately $375,000 over periods ranging from two to three years.

  During April 1998, the board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share. The options, which were granted during the fourth quarter of 1997, represent approximately 525,000 common shares. As a result of the repurchase the Company will recognize a reversal of approximately $475,000 compensation expense during the second quarter of 1998, which expense was originally recognized during the fourth quarter of 1997 and the first quarter of 1998 relating to the granting of the options.


  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations

    When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q.

  Three Months ended March 31, 1998 and Three Months Ended
  March 31, 1997 (Pro Forma)

    Sales in the three-month period ended March 31, 1998 were $1,308,883, compared to pro forma sales of $896,912 during the three-month period ended March 31, 1997. This increase is the result of increased revenues from contract design and development services ($1,004,934 in the current quarter compared to $300,000 in the three-month period ended March 31, 1997), a decrease in contract manufacturing and assembly services ($203,949 in the current quarter compared to $241,762 in the three-month period ended March 31, 1997). During January, the SecuriKey business was sold to ana prior employee/shareholder. As a result, no SecuriKey sales were recorded during the first quarter of 1998. SecuriKey sales during the three months ended March 31, 1997 were $285,150. Design and development service revenues in the three months ended March 31, 1998 arose under two single contracts, one with Williams Telemetry, a Williams company, in the amount of $1,001,934 and another with Kyushu Matsushita Electric Co., Ltd. ("KME") in the amount of $103,000.

    Cost of sales for the three months ended March 31, 1998 were $656,448 compared to cost of sales for the three-month period ended March 31, 1997 of $520,992, on a pro forma basis. However costs of sales as a percentage of sales decreased from 63% to 50% in the current quarter. The related gross profit for the three months ended March 31, 1998 was $652,435 or 50% of sales compared to $305,920 or 37% of pro forma sales for the three-month period ended March 31, 1997. The improvement in gross profit was the result principally of the design and development contracts during the current quarter for which the significant research and development costs were charged against operations during prior years.

    The Company incurred research and development costs of $663,749 during the three months ending March 31, 1998, relating to projects for customers for which there were no present contracts and additional resources were expended for the development of World Wireless's own proprietary technology.Included in the $663,479 is $61,801 of non-cash compensation relating to the grant of stock options as discussed below. This amount was lower than the total research and development for the three month period ended March 31, 1997, which consisted of the sum of (a) the purchased research and development expense of $1,258,000 arising out of the acquisition of the Digital Radio Communications Corporation in February, 1997 and (b) $164,521 spent on developing the Company's own products. Thus, excluding the one-time purchased research and development expense, research and development expenses of the Company increased by $499,228 during the quarter ended March 31, 1998.

    The Company's selling, general and administrative expenses for the quarter ended March 31, 1998 increased by 102% to $1,385,096 from $684,586 for the three-month period ended March 31, 1997. Included in the $1,385,096 is $350,204 of non-cash compensation relating to the grant of stock options as discussed below. Such increase reflected the substantial increase in the number of employees of the Company to approximately 90 in the current quarter from approximately 50 during the three-month period ended March
  31, 1997. In addition, the Company increased the number of its higher paid employees, including, the hiring of a Vice President of Manufacturing, a Director of Logistics for purchasing and inventory and a Director of quality control. The increase in costs was also attributable to its maintenance of duplicate administrative facilities and related administrative expenses by virtue of its two business locations in Utah. Management anticipates the elimination of duplicated administrative efforts during 1998.

    Interest expense for the quarter ended March 31, 1998 increased to $24,581 from $8,991 for the three-month period ended March 31, 1997 which was attributable to the greater amount of the Company's outstanding borrowings during the current quarter.

    The Company's net loss of $1,223,695 for the three months ended March 31, 1998 represents a reduction from the net loss of $2,073,933 for the quarter ended March 31, 1997, as follows: (a) an increase in sales of 89%; (b) an increase in gross profit margins from 36% to 50%; (c) the one-time increase in earnings arising out of the sale of the SecuriKey product line; and (d) the absence during the current quarter of a significant one-time charge of $1,258,000 for purchased research and development, connected with the acquisition of Digital Radio during the quarter ended March 31, 1997.

  During April 1998, the Board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share.
  The options, which were granted during the fourth quarter of 1997, represent approximately 525,000 common shares. As a result of the repurchase, the Company will recognize a reversal of approximately $475,000 compensation expense during the second quarter of 1998, which expense was originally recognized during the fourth quarter of 1997, and the first quarter of 1998 relating to the granting of the options.

  Liquidity and Capital Resources

    The Company's financial condition at March 31, 1998, improved from its financial condition at December 31, 1997. The improvement is a result of the Company's increase in sales of $616,556, proceeds of $372,499 from the sale of the SecuriKey business and net proceeds of $985,237 from the issuance of common stock, during the three months ended March 31, 1998.

    However, through March 31, 1998, the company's sales and gross profitability were not at a level necessary to fund its operations and capital expenditures that will be required to support substantial increases in the scope of the Company's operations. Substantially all cash on hand at March 31, 1998 has been used in operations, including $1,004,000 raised through the sale of 502,000 shares of its Common Stock in a private placement to a large shareholder at $2.00 per share in March, 1998. Accordingly, in order to sustain operations, the Company intends to borrow up to $2,500,000 pursuant to an offering of units consisting of
  (a) its Senior Secured Notes, maturing on or around May 15, 1999 and bearing simple interest at the rate of 10% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable for up to five years from the date of issuance at an excise price of $3.00 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $3.00 per share (subject to adjustment under certain circumstances), payable at the rate of 83,333 shares of Common Stock for each 90-day period thereafter during which such default continues. Such offering is being made in a private placement transaction which will be exempt from registration under the Securities Act of 1933, as amended. Nevertheless, in management's opinion, the Company will not be able to satisfy its needs for additional capital through borrowing, but will be able to meet these needs only by issuing additional equity securities. Thus, the Company anticipates obtaining additional financing of at least $5,000,000 through the sale of its equity securities but no such financing has been consummated. Moreover, there can be no assurance that the Company will be able to obtain any additional capital or, if so, on terms acceptable to it.

    On December 19, 1997, the Company received initial orders for equipment from Williams Telemetry, a Williams company. The orders cover a variety of products, such as the WinGate(TM), radio transmitters and receivers and spread spectrum transceivers. These radio products were designed by, and with the WinGate, will be manufactured by the Company and will be used by Williams Telemetry through its information gathering system. The delivery schedule established by the orders calls for initial shipments to begin in 1998 and increase significantly during calendar 1999. Total shipments under the contract are expected to be completed in full by the end of the year 2000. If all expectations are met, sales under the orders would potentially reach $70 million. Order quantities and shipping dates, however, are subject to adjustment by Williams upon 90-day notice prior to the scheduled delivery date, if its customers or other factors beyond its control make such adjustment necessary. At the present time, therefore, the orders can be considered "firm" as to quantities and delivery dates only with respect to units scheduled for shipment in the second quarter of 1998.

    The Company also contracted with Williams for project management and engineering design and support services relative to the Williams Telemetry network on a fee-for-service basis.


  Outlook

    The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

    Management believes that, as deregulation of natural gas and other utilities continues, multiple utility suppliers will be serving a given city or neighborhood. Consequently, it will become more difficult and time consuming for utility companies to read meters as they will generally not be the provider to every user in the city or neighborhood which will increase the cost effectiveness of reading utility meters remotely. Management believes that the Williams Telemetry Network, described in detail in the Prospectus dated February 17, 1998, is a viable alternative to the current practice of manually reading meters. Additionally, management believes that William's position as an affiliate of a major transporter of natural gas in the United States positions it to successfully market its telemetry network, which currently is designed to use collector and repeater radios supplied by the Company to gather and transmit data.

    Management believes that the Company's relationship with Williams will result in significant increases in sales of its radio products for use in the Williams Telemetry Network. Significant increases in sales, however, would lead to working capital requirements which would not be provided for from funds generated by the initial sales of the products. The Company is currently investigating the prospects of a private placement and ultimately a secondary public offering to meet its working capital and operating needs. However, there is no assurance that sufficient capital or any capital will be raised from such endeavors.

    Additionally, management estimates the Company's current manufacturing facilities would not be adequate to fulfill substantial increases in demand for its products. Management is currently looking into two solutions: (1) out-sourcing a portion of the manufacturing overload or, (2) expanding its in-house manufacturing capacity through leasing or purchasing additional building space and equipment. If a portion of manufacturing is out-sourced, the Company may lose some control over the following areas; cost, timeliness of deliveries and quality. However, by out-sourcing a portion of its manufacturing, the Company could avoid delays and expense associated with the expansion of its own facilities. The magnitude of any expansion of the Company's manufacturing capabilities that is required would be a direct function of the sales increase and manufacturing overload, both of which are unknown at this time. However, management estimates that between $2 million and $5 million may be required for this purpose. At the present time, the Company does not have any commitment for or source of these funds.

    The Company anticipates an increase in revenues from additional contracts for design and development services. It is management's intent to model such contracts after the KME contract, whereby the Company receives fees during the early stages of the agreement and is entitled to royalties or gross profit splits based upon its customer's sales of products into which the technology has been incorporated. It is management's intent that the fees received will cover the Company's costs. However, these fixed fee arrangements may not cover all of the Company's costs incurred in fulfilling any such contract. Royalties or gross profit splits resulting from sales of products using the technology developed under the contract would enhance the Company's profitability if and when received.

     In anticipation of obtaining additional design and development contracts, management must continually recruit and hire additional RF (radio frequency), software, firmware and digital engineers. It is extremely difficult, time-consuming and expensive to find engineers qualified in those fields. There is no assurance the Company will be able to locate and hire such qualified engineers. Associated with the hiring of each engineer is the need for test and development equipment, software and work stations, which increases the Company's cash requirements.

    In summary, while management is optimistic
  about the Company's future, it is fully aware that anticipated revenue increases from product sales, design and development contracts and royalty income are by no means assured, and that if such increases do materialize, the requirements for capital are substantial, for which there is
  no present commitment.   Moreover, there can be no assurance
  that such capital or other financing will be obtained when needed, or, if so, on terms acceptable to the Company.

  PART II. OTHER INFORMATION


  Item 5.    Other Information

     a) During the first quarter Eric Williams, William Gahan, and Robert Fredere joined the
        Company as Vice President, Manufacturing,
        Director of Logistics, and Director of Quality
        Control, respectively.

  Item 6.    Exhibits and Reports on Form 8-K

     (a)     Exhibits.   None

     (b) Reports on Form 8-K. None



                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        World Wireless Communications



  Date:  May 15, 1998                   By: /x/
                                        David D. Singer
                                        President and Acting
                                        Chief Financial Officer