Form 10-Q
period 1998-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 1998-08-20
CIK 1031744

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended June 30, 1998

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



Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No __ .

As of July 30, 1998, there were 11,237,144 shares of the registrant's Common Stock, par value $0.001, issued and outstanding.


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
            --------------------

                    WORLD WIRELESS COMMUNICATIONS, INC.
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)




                                    ASSETS

              June 30,  December 31,
                                                         1998        1997
                                                   -----------  ----------
 Current Assets
     Cash and cash equivalents                     $1,151,201   $  218,234
     Investment in securities
       available for sale                             119,371      188,354
     Trade receivables, net allowance                 607,584      345,433
     Other receivables                                119,371       49,208
     Inventory                                        490,658      496,432
     Prepaid expenses                                 232,143      232,143
                                                   ----------   ----------
             Total Current Assets                   2,771,199    1,529,804
                                                   ----------   ----------
 Equipment                                          2,620,749    1,589,248
         Less accumulated depreciation               (823,939)    (455,985)
                                                   ----------   ----------

             Net Equipment                          1,796,810    1,133,263
                                                   ----------   ----------
 Goodwill, net of accumulated
   amortization                                     6,969,602    7,214,066
                                                   ----------   ----------
 Other Assets, net of accumulated
    amortization                                      444,083      535,154
                                                  -----------   ----------

 Total Assets                                     $11,981,694  $10,412,287
                                                  ===========   ==========

 The accompanying notes are an integral part of these condensed financial statements.




                    WORLD WIRELESS COMMUNICATIONS, INC.
                             AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,   December 31,
                                                       1998           1997
                                                 -----------   ------------
 Current Liabilities
      Trade accounts payable                     $   487,038   $   524,093
      Accrued liabilities                            660,804       466,183
      Notes payable - current portion              3,316,897       814,925
      Capital lease obligation -
         current portion                             381,917            -

         Total Current Liabilities                 4,846,656     1,805,201
                                                   ---------    ----------
 Long-Term Liabilities
      Notes payable                                    7,041        34,977
      Capital lease obligation                       433,018             -
                                                   ----------   ----------

         Total Long-Term Liabilities4                 440,059       34,977
                                                    ---------   ----------
 Stockholders' Equity
      Preferred stock - $0.001 par
       value; 1,000,000 shares
       shares authorized;
       no shares issued                                    -              -
      Common stock - $0.001 par value;
       50,000,000 shares authorized;
       issued and outstanding:
       11,235,186 shares at June 30, 1998
       and 10,225,260 shares at December
       31, 1997                                        11,300       10,225
      Additional paid-in capital                   21,505,633   20,915,068
      Unearned compensation                                 -   (1,410,509)
      Receivable from shareholder                     (57,097)     (18,409)
      Accumulated deficit                         (14,860,099) (11,037,620)
      Accumulated other comprehensive income           95,242      113,354
                                                   ----------   -----------
        Total Stockholders' Equity                  6,694,979    8,572,109
                                                   ----------   ----------

 Total Liabilities and Stockholders' Equity       $11,981,694  $10,412,287
                                                  ===========   ==========

 The accompanying notes are an integral part of these condensed financial statements.



                      WORLD WIRELESS COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



                              For the Three Months        For the Six Months
                               Ended June 30,              Ended June 30,
                         ---------------------------    ---------------------
                              1998           1997          1998         1997
                         ------------   ------------   -----------  ---------

 Sales                 $  1,058,074   $  1,183,167   $ 2,366,957  $ 1,875,494

 Cost of Sales              900,129        626,449     1,556,57     1,070,097
                       ------------   ------------   ----------    ----------

 Gross Profit               157,945        556,718      810,380       805,397
                       ------------   ------------   ----------     ---------

 Expenses
     Research and
      development          1,272,763       424,417    1,936,512     1,846,938
     Selling, general
      & administrative     1,269,140       696,254    2,654,236     1,380,840
     Amortization of
       goodwill              122,232       396,482      244,464       602,996
     Interest expense         92,594        13,606      117,175        22,597
                       -------------   -----------    ---------     ---------

      Total Expenses       2,756,729     1,530,759    4,952,387     3,853,371
                       -------------   -----------   ----------    ----------
 Gain from Sale of
   SecuriKey Business              -             -      319,528            -
                       -------------   -----------   ----------    ----------

 Net Loss               $ (2,598,784)   $  (974,041)  $(3,822,479 $(3,047,974)
                       =============     ==========    ==========   =========


 Basic and Diluted
   Loss Per Common
   Share               $      (0.23)   $     (0.10)  $    (0.35)  $     (0.36)
                        ============    ==========    ========    ===========


Weighted Average Number
   of Common Shares Used
   in Per Share
   Calculation           11,141,692     9,398,213    10,807,073     8,440,219
                        ===========   ===========    ==========   ===========




                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                        (UNAUDITED)

                         For the Three Months        For the Six Months
                            Ended June 30,             Ended June 30,
                        -----------------------   ------------------------
                               1998        1997          1998         1997
                        -----------   ---------   -----------   -----------


 Net Loss               $(2,598,784)  $(974,041)  $(3,822,479)  $(3,047,974)

 Other Comprehensive Income
  Unrealized loss on
     investments in
     securities
     available-for-
     sale                   (18,112)          -       (18,112)              -
                        -----------   ---------   -----------   -------------

 Comprehensive Loss     $(2,616,896)  $(974,041)  $(3,840,591)  $  (3,047,974)
                        ===========   =========   ===========   =============

 The accompanying notes are an integral part of these condensed financial statements.



                      WORLD WIRELESS COMMUNICATIONS, INC.
                              AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                     For the Six Months
                                                          Ended June 30,
                                                       1998       1997
 Cash Flows From Operating Activities
    Net loss                                      $ (3,822,479)  $(3,047,974)
    Adjustments to reconcile net loss
     to net cash used by operating  activities:
       Amortization of goodwill                        244,464       413,003
       Depreciation and amortization
            of other assets                            410,575        91,341
       Purchased research and development              300,000     1,258,000
       Compensation from stock options granted         506,890       265,500
       Valuation allowance on inventory
           and other assets                            239,066           --
       Gain on sale of SecuriKey business             (319,528)          --
       Changes in operating assets and liabilities, net
        of effects of business acquired:
         Accounts receivable, net of allowance        (250,904)     (380,126)
         Inventory                                    (158,647)       (5,840)
         Other assets                                   (2,406)        1,792
           Accounts payable                            (37,055)      (92,413)
           Accrued liabilities                         207,025      (405,111)
                                                    ----------    ----------
 Net Cash and Cash Equivalents
        Used By Operating Activities                (2,682,999)   (1,901,828)
                                                    ----------    ----------

 Cash Flows From Investing Activities
     Payments for the purchase
          of property and equipment                   (141,231)     (404,381)
     Proceeds from sale of SecuriKey business          372,499           --
     Advance payments to affiliates to be acquired         --       (133,764)
     Loan to a related company                         (56,410)          --
     Proceeds from receivable from shareholder          10,000           --
                                                    ----------    ----------
     Net Cash and Cash Equivalents Provided By
       (Used By) Investing Activities                  184,858      (538,145)
                                                    ----------    ----------

Cash Flows From Financing Activities
    Proceeds from issuance of common stock           1,047,407     3,195,251
    Proceeds from borrowings, net of discount        2,900,000        50,000
    Principal payments on notes payable               (389,665)     (135,436)
    Principal payments on capital lease obligation    (126,634)          --
                                                    ----------    ----------
    Net Cash and Cash Equivalents
           Provided By  Financing Activities         3,431,108     3,109,815
                                                    ----------    ----------

 Net Increase In Cash and Cash Equivalents             932,967       669,842

 Cash and Cash Equivalents- Beginning of Period        218,234        37,278
                                                    ----------    ----------
 Cash and Cash Equivalents - End of Period
                                                    $1,151,201   $  707,120
                                                    ==========    =========
                                                                  (continued)


                      WORLD WIRELESS COMMUNICATIONS, INC
                               AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)


 Supplemental Cash Flow Information --
                                                      For the Six Months
                                                          Ended June 30,
                                                         1998         1997

     Interest Paid                                  $   35,306   $    8,186



Noncash Investing and Financing Activities --


 During the six months ended June 30, 1997, $1,970 in long-term debt was converted into 5,630 shares of common stock at $0.35 per share. The Company issued 1,798,100 shares of common stock and 201,900 stock options in exchange for all of the issued and outstanding common stock of Digital Radio. In January and February 1997, which was prior to the effective date of the merger, the Company advanced $118,764 to Digital Radio. In conjunction with the merger, liabilities were assumed as follows:

     Fair value of assets acquired                          $1,112,399
     Purchased research and development                      1,258,000
     Goodwill                                                7,885,075
     Common stock issued and stock options granted          (8,674,062)
                                                            ----------
     Liabilities Assumed                                    $1,581,412
                                                            ==========

 During the six months ended June 30, 1998, the Company entered into certain capital leases for computer equipment and related software valued at $900,993. The Company issued a total of 98,926 shares of common stock of which
 10,000 shares, valued at $75,000, or $7.50 per share, were issued as a preliminary cost towards obtaining a manufacturing contract, 60,000 shares, valued at $300,000, or $5.00 per share, were issued as payment for radio technology, 5,000 shares, valued at $25,000, or $5.00 per share, were issued in exchange for a note receivable, and 23,926 shares were issued on the exercise of stock options by an employee, for which the Company received a note in the amount of $47,852.





             WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 -- INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 annual financial statements of the Company. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2--COMMON STOCK

During the second quarter of 1998, the Company issued 176,000 shares on the exercise of options for which the Company received $62,170 in cash, with an average exercise price of $0.35 per share.

NOTE 3--ACQUISITION OF "PURCHASED RESEARCH & DEVELOPMENT"

In May 1998, the Company acquired proprietary and intellectual property rights in and to spread spectrum radio technology which has been accounted for as "purchased research and development". The acquisition of this technology provides the Company with the ability to modify and update the technology for use in its other radio products. The purchase price was $305,651, of which $300,000 was paid by the issuance of 60,000 common shares valued at $5.00 per share, with the balance being paid in cash for closing and related costs. Additionally, the Company loaned $66,450 to the seller to retire certain business debts. Of this amount, $41,450 was paid in cash and carries simple interest at 10%. The balance of $25,000 was advanced through the issuance of 5,000 common shares, valued at $5.00 per share, to two creditors of the seller. The seller executed an unsecured promissory note which is due on demand after the earlier of (1) registration by the Company of the 60,000 shares of common stock or (2) June 22, 1999.

NOTE 4-BRIDGE LOANS

In May 1998, the Company executed certain bridge loans, in the amount of $2,500,000. The notes were initially issued with interest at 10%, and later the notes were modified, retroactively, to bear interest at 16%. The interest is payable quarterly, commencing on August 15, 1998.

The notes are due on May 15, 1999 and are secured by substantially all of the assets of the Company. The notes become due earlier on a pro-rated basis if the Company receives proceeds from issuance of equity securities. Proceeds from additional issuances to the Company's principal shareholders are exempt from this requirement. The notes may be voluntarily prepaid, without penalty or premium, in whole or in part, at any time. Any prepayment must include all accrued interest on the principal being prepaid, through the date of prepayment.

In conjunction with these notes, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $3.00 per share, which was later reduced retroactively to $2.50 per share. The warrants expire on May 15, 2003. The quantity of warrants are subject to adjustment under certain circumstances, such as stock splits. In the event the Company fails to repay the notes at their maturity, the Company can be required to issue warrants to purchase up to an additional 333,333 shares common stock, exercisable for up to five years at an exercise price of $2.50 per share, payable at the rate of 83,333 shares of common stock for each 90-day period during which the default continues. The Company is obligated to register the underlying shares and bear the cost burden of such registration.


NOTE 5--REPURCHASE OF UNVESTED EMPLOYEE STOCK OPTIONS

In April 1998, the Board of Directors approved the repurchase of 638,236 unvested employee stock options granted during the fourth quarter of 1997 for $6,382, or $0.01 per share. The Company has recognized compensation expense, relating to these options, of $412,005 in the first quarter of 1998 and $94,886 in April 1998.

As a result of the repurchase, the Company eliminated $903,619 of unrecognized deferred compensation.

NOTE 6--SUBSEQUENT EVENTS

In July 1998, the Company entered into a building lease and will bring together, its corporate headquarters, manufacturing facilities and its main engineering facilities. The Company anticipates moving into these new facilities in October 1998.

The lease is for a period of seven years with a monthly lease payment of $23,922 and annual increases of 2.5%. Total future minimum lease payments are $2,166,588.



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

Three Months Ended June 30, 1998 and 1997

Sales in the three-month period ended June 30, 1998 were $1,058,074, compared to sales of $1,183,167 during the three-month period ended June 30, 1997. The Company's principal source of revenue for the quarter ended June 30, 1998 was a design and development contract for Williams Telemetry, a Williams company, in the amount of $764,796. Revenues from contract manufacturing were $186,160 and sales of the Company's own branded goods were $102,423. Revenues for 1997 were derived from an engineering contract with Panasonic in the amount of $864,000 and contract manufacturing services including sales of SecuriKey products of $319,167. The SecuriKey business was sold to a prior employee/shareholder and no revenues were recorded in 1998.

Cost of sales for the three months ended June 30, 1998 were $900,129 compared to cost of sales for the three-month period ended June 30, 1997 of $626,449. Costs of sales as a percentage of sales increased from 53% to 85% in the current quarter. The related gross profit for the three months ended June 30, 1998 was $157,945 or 15% of sales compared to $556,718 or 47% of sales for the three-month period ended June 30, 1997. The decline in gross profit resulted from a change in the mix of revenues (fee for services verses contract manufacturing) and costs charged to engineering contracts that were not billable.

The Company incurred research and development costs of $1,272,763 during the three months ending June 30, 1998, relating to projects for customers for which there were no present contracts and additional resources were expended for the development of the Company's proprietary radios. Included in the $1,272,763 is $305,651 of purchased research and development expense arising out of the acquisition of radio technology in May 1998. The amount spent on research and development for the quarter was greater than the total research and development for the three month period ended June 30, 1997 of $424,417.

The Company's selling, general and administrative expenses for the quarter ended June 30, 1998 increased to $1,269,140 from $696,254 for the three-month period ended June 30, 1997. Such increase reflected the substantial increase in the number of employees of the Company to approximately 90 in the current quarter which was reduced by 20% subsequent to June 30, 1998 from approximately 50 during the three-month period ended June 30, 1997. In addition, the Company increased the number of its higher paid employees as a result of acquisitions. The Company also increased staffing in anticipation of the launch of the Company's proprietary radio products. The increase in costs was also attributable to its maintenance of duplicate administrative facilities and related administrative expenses by virtue of its two business locations in Utah. Management anticipates the elimination of duplicative administrative efforts by consolidating into one facility during October, 1998. Also, included in the $1,269,140 is $76,858 of non-cash compensation relating to the grant of stock options as discussed below.

Interest expense for the quarter ended June 30, 1998 increased to $92,594 from $13,606 for the three-month period ended June 30, 1997 which increase was attributable to the greater amount of the Company's outstanding borrowings during the current quarter.

The Company's net loss of $2,598,784 for the three months ended June 30, 1998 represents a increase from the net loss of $974,041 for the quarter ended June 30, 1997, as a result of the above items.

During April 1998, the Board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share. These options were granted during the fourth quarter of 1997. The repurchase enables the Company to discontinue charging the difference between fair market value in the stock at the time of option grant and the option exercise price to operations.


Liquidity and Capital Resources

The Company's liquidity at June 30, 1998, decreased compared to June 30,
1997.    Current assets increased by $815,901, although, short term borrowings increased by $3,284,583.

In order to sustain operations, the Company borrowed $2,500,000 pursuant to an offering of units consisting of (a) its Senior Secured Notes, maturing on or around May 15, 1999 and bearing simple interest at the rate of 16% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable for up to five years from the date of issuance at an excise price of $2.50 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $2.50 per share (subject to adjustment under certain circumstances), payable at the rate of 83,333 shares of Common Stock for each 90-day period thereafter during which such default continues. Such offering was made in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. Nevertheless, in management's opinion, the Company will not be able to satisfy its needs for additional capital through borrowing, but will be able to meet these needs only by issuing additional equity securities. Thus, the Company anticipates obtaining additional financing of at least $5,000,000 through the sale of its equity securities but no such financing has been consummated. Moreover, there can be no assurance that the Company will be able to obtain any additional capital or, if so, on terms acceptable to it.

On December 19, 1997, the Company received initial orders for equipment from Williams Telemetry, a Williams company. The orders cover a variety of products, such as the WinGate(TM), radio transmitters and receivers and spread spectrum transceivers. These radio products were designed by, and with the WinGate, will be manufactured by the Company and will be used by Williams Telemetry through its information gathering system. Initial shipments began during July, 1998 and are anticipated to increase significantly during calendar 1999. Total shipments under the contract are expected to be completed in full by the end of the year 2000. If all expectations are met, sales under the orders would potentially reach $70 million. Order quantities and shipping dates, however, are subject to adjustment by Williams upon 90-day notice prior to the scheduled delivery date, if its customers or other factors beyond its control make such adjustment necessary. At the present time, therefore, orders can be considered "firm" as to quantities and delivery dates only with respect to units scheduled for shipment in the following quarter.

The Company also contracted with Williams for project management and engineering design and support services relative to the Williams Telemetry network on a fee-for-service basis.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

Management believes that, as deregulation of natural gas and other utilities continues, multiple utility suppliers will be serving a given city, neighborhood, or industrial park. Consequently, it will become more difficult and time consuming for utility companies to read meters as they will generally not be the provider to every user in the city or neighborhood which will increase the cost effectiveness of reading utility meters remotely. Management believes that the Williams Telemetry Network, described in detail in the Prospectus dated February 17, 1998, is a viable alternative to the current practice of manually reading meters. Additionally, management believes that William's position as an affiliate of a major transporter of natural gas in the United States positions it to successfully market its telemetry network, which currently is designed to use collector and repeater radios supplied by the Company to gather and transmit data.

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


The Company entered into a 7-year lease for a 34,000 square foot facility in West Valley City, Utah. Occupancy date is October 15, 1998. The Company will consolidate its American Fork, Utah and Salt Lake City, Utah operations and staff into the new facility. Management expects the new facility to provide sufficient manufacturing and office space for the foreseeable future. However, if additional capacity were required, management would consider out sourcing a portion of the manufacturing overload.

If a portion of manufacturing is out-sourced, the Company may lose some control over the following areas: cost, timeliness of deliveries and quality. However, by out-sourcing a portion of its manufacturing, the Company could avoid delays and costs associated with the expansion of its own facilities. The magnitude of any expansion of the Company's manufacturing capabilities that is required would be a direct function of the sales increase and manufacturing overload, both of which are unknown at this time.

The Company anticipates an increase in revenues from the sale and manufacturing of the Company's proprietary radio products. The Company will market a line of radios to OEM that incorporate them into products such as wireless smoke and security alarm systems, ambulatory patient wireless monitoring systems, retail point-of-sale systems, and the like. The Company has begun providing initial sales samples, and believes there is strong customer interest for the products; however, there can be no assurance that the Company will be able to manufacture or sell sufficient quantities at adequate gross margins to achieve profitability.

The Company completed development under a contract with Kyushu Matsushita Electric Co. ("KME") that calls for royalty payments upon shipment of certain KME products. Management believes shipments of KME products containing the company's technology will begin during the third quarter of 1998, and that royalty payments from the contract will begin during the fourth quarter of 1998. Additionally, management intends to enter into follow-on contracts with KME , whereby the Company receives fees during the early stages of the agreement and is entitled to royalties or gross profit splits based upon its customers' sales of products into which the technology has been incorporated. It is management's intent that the fees received will cover the Company's costs. However, these fixed fee arrangements may not cover all of the Company's costs incurred in fulfilling any such contract. Royalties or gross profit splits resulting from sales of products using the technology developed under the contract would enhance the Company's profitability if and when received.

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


Impact of the Year 2000

Many computer systems experience problems handling dates beyond the year 1999. The Company continues to evaluate its computer systems and believes, based upon representations from its software suppliers, that its operating systems are substantially year 2000 compliant. In addition, the Company is implementing validation procedures designed to evaluate the year 2000 exposure of its significant supplies, other vendors and customers whose systems may impact the Company's operations. However, it is impossible for the Company to monitor the systems of all with whom it interacts, and there can be no assurance that the failure of their systems would not have material adverse impacts on the Company's business and operations.


PART II. OTHER INFORMATION


Item 5. Other Information

   (a) During the second quarter James L. O'Callaghan joined the Company as Chief Financial Officer.

Item 6.      Exhibits and Reports on Form 8-K

   (a) Exhibits.   None

   (b) Reports on Form 8-K.   None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  World Wireless Communications



Date:   August 19, 1998           By:  /S/   David D. Singer
                                  David D. Singer
                                  President and Chief Executive Officer