Form 10-K/A
period 1997-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1998-11-05
CIK 1031744

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K/A
                           AMENDMENT NO. 1
(Mark One)
 [  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended

                                  OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
 For the Transition period from                  to

       SPECIAL FINANCIAL REPORT FILED PURSUANT TO SECTION 15D-2
       OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            THIS REPORT CONTAINS ONLY FINANCIAL STATEMENTS
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         Commission file number         333-38567

                 World Wireless Communications, Inc.
        (Exact name of registrant as specified in its charter)

                 Nevada                           87-0549700
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

    2441 South 3850 West, West Valley City, Utah        84120
     (Address of principal executive offices          (Zip Code)

Registrant's telephone number, including area code    (801) 575-6600

Securities registered under section 12(b) of the Act:

     Title of each class Name of each exchange on which registered
                          None

Securities registered under section 12(g) of the Act:

                                    None
                           (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ___X____    No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______ Not applicable

     As of April 23, 1998, there were 11,072,186 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $38,974,573, computed at the closing quotation for the Issuer's common stock of $5.50 as of April 23, 1998.


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



                               PART II


ITEM 8. Financial Statements and Supplementary Data

     Financial Statements are filed as part of this report on pages F-1 through F-19



                               PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Index to financial statements and Supplemental Schedules

          Title of Documents

                                                              Page No.

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

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              WORLD WIRELESS COMMUNICATIONS,  INC.



Dated:  October 30, 1998           By: /S/ David D. Singer
					     --------------------------------
                                   David D. Singer, Chairman of the
                                   Board (President and Chief Executive
                                   Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  October 30, 1998           By:  /S/ David D. Singer
					     ---------------------------------
                                   David D. Singer, President, Chief
                                   Executive Officer, and Director

Dated:  October 30, 1998           By:  /S/ James L. O'Callaghan
					     ---------------------------------
                                   James L. O'Callaghan,
                                   Chief Financial Officer


Dated:  November 3, 1998           By:  /S/ Brian W. Pettersen
					     ---------------------------------
                                   Brian W. Pettersen, Director


Dated:                             By____________________________
                                   George Denney, Director


Dated:  October 30, 1998           By: /S/ Philip A. Bunker
					     ------------------------------
                                   Philip A. Bunker, Director

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



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
World Wireless Communications, Inc.

We have audited the accompanying consolidated balance sheets of World Wireless Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, and for the period from April 10, 1995 (date of inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 27, 1998

         WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                           December 31,
                                                        1997         1996
                                                    ------------  -----------
Current Assets
  Cash and cash equivalents                         $    218,234  $    37,278
  Investment in securities available
   for sale                                              188,354            -
  Trade receivables, net of allowance                    345,433      131,392
  Other receivables                                       49,208            -
  Inventory                                              496,432      159,881
  Prepaid expenses                                       232,143            -
                                                    ------------  -----------
     Total Current Assets                              1,529,804      328,551
                                                    ------------  -----------
Equipment                                              1,589,248      448,237
  Less accumulated depreciation                         (455,985)    (121,215)
                                                    ------------  -----------
     Net Equipment                                     1,133,263      327,022
                                                    ------------  -----------
Goodwill, net of accumulated amortization              7,214,066            -
                                                    ------------  -----------
Other Assets, net of accumulated amortization            535,154        7,469
                                                    ------------  -----------
Total Assets                                        $ 10,412,287  $   663,042
                                                    ============  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,
                                                       1997          1996
                                                    -----------   ----------
Current Liabilities
  Trade accounts payable                            $   524,093   $   61,997
  Accrued liabilities                                   466,183       55,788
  Notes payable - current portion                       814,925       85,566
                                                    -----------   ----------
     Total Current Liabilities                        1,805,201      203,351
                                                    -----------   ----------
Long-Term Liabilities
  Notes payable                                          34,977       44,808
                                                    -----------   ----------
Stockholders' Equity
  Preferred stock - $0.001 par value; 1,000,000
   shares authorized; no shares issued                        -            -
  Common stock - $0.001 par value;
     50,000,000 shares authorized; 10,225,260
     shares in 1997 and 5,663,000 shares in 1996
     issued and outstanding                              10,225        5,663
  Additional paid-in capital                         20,915,068    3,916,613
  Unearned compensation                              (1,410,509)           -
  Shareholder receivable                                (18,409)           -
  Accumulated deficit                               (11,037,620)  (3,507,393)
  Accumulated other comprehensive income                113,354            -
                                                    -----------   ----------
     Total Stockholders' Equity                       8,572,109      414,883
                                                    -----------   ----------
Total Liabilities and Stockholders' Equity          $10,412,287   $  663,042
                                                    ===========   ==========

The accompanying notes are an integral part of these financial statements.

           WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Period
                                                              April 10,1995
                                            For the Years  (Date of Inception)
                                             December 31,          Through
                                       ________________________  December 31,
                                           1997         1996        1995
                                       -----------  -----------  -----------
   .
Sales                                  $ 2,913,429  $   618,505  $   426,825

Cost of Sales                            2,116,934      662,184      237,356
                                       -----------  -----------  -----------
Gross Profit (Loss)                        796,495      (43,679)     189,469
                                       -----------  -----------  -----------
Expenses
  Research and development               2,943,404       92,932            -
  General and administrative             4,234,087    1,789,904      386,612
  Amortization of goodwill               1,105,452            -            -
  Interest                                  43,779    1,310,142       73,593
                                       -----------  -----------  -----------
     Total Expenses                      8,326,722    3,192,978      460,205
                                       -----------  -----------  -----------
Net Loss                               $(7,530,227) $(3,236,657) $  (270,736)
                                       ===========  ===========  ===========
Basic and Diluted Loss Per
 Common Share                          $     (0.82) $     (1.03) $     (0.26)
                                       ===========  ===========  ===========
Weighted Average Number of
 Common Shares Used in Per
 Share Calculation                       9,217,158    3,141,613    1,049,679
                                       ===========  ===========  ===========

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                             For the Period
                                                              April 10,1995
                                            For the Years  (Date of Inception)
                                          Ended December 31,      Through
                                       ------------------------ December 31,
                                           1997         1996        1995
                                       -----------  -----------  -----------

Net Loss                               $(7,530,227) $(3,236,657) $  (270,736)

Other Comprehensive Income
  Unrealized gains on investment in
     securities available for sale         113,354            -            -
                                       -----------  -----------  -----------
Comprehensive Loss                     $(7,416,873) $(3,236,657) $  (270,736)
                                       ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.


           WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   Common Stock        Additional                               Total
                             -----------------------    Paid-in    Accumulated    Equity    Stockholders'
                               Shares      Amount       Capital       Deficit    Adjustments    Equity
                             ----------  -----------  -----------  ------------  -----------  -----------

Balance - April 10, 1995
 (Date of Inception)                  -  $         -  $         -  $          -  $         -  $         -
Shares issued for cash        1,189,394        1,189      394,811             -            -      396,000
Shares issued for services      425,758          426      140,074             -            -      140,500
Issuance for financing fees     116,988          117       38,489             -            -       38,606
Redemption of shares           (600,000)        (600)    (268,400)            -            -     (269,000)
Beneficial conversion feature
 of convertible debt                  -            -       69,974             -            -       69,974
Net Loss                              -            -            -      (270,736)           -     (270,736)
                             ----------  -----------  -----------  ------------  -----------  -----------
Balance - December 31, 1995   1,132,140        1,132      374,948      (270,736)           -      105,344

Beneficial conversion feature
 of convertible debt                  -            -      719,781             -            -      719,781
Conversion of notes payable   3,092,860        3,093      811,907             -            -      815,000
Shares issued for cash          900,000          900      776,797             -            -      777,697
Shares issued for services      527,000          527      787,061             -            -      787,588
Shares issued for interest due
 on convertible notes            11,000           11        4,939             -            -        4,950
Compensation related to grant
 of stock options                     -            -      441,180             -            -      441,180
Net loss                              -            -            -    (3,236,657)           -   (3,236,657)
                             ----------  -----------  -----------  ------------  -----------  -----------
Balance - December 31, 1996   5,663,000        5,663    3,916,613    (3,507,393)           -      414,883

Compensation related to grant
 of stock options                     -            -    2,373,849             -   (2,373,849)           -
Shares and warrants issued
  for cash                    2,557,857        2,558    4,192,692             -            -    4,195,250
Issuance upon exercise of
  options                        25,098           25       29,836             -      (18,409)      11,452
Conversion of note payable        5,630            6        1,964             -            -        1,970
Shares issued and 201,900
 stock options granted in
 acquisition of Digital Radio
 Communications Corporation   1,798,100        1,798    8,672,264             -            -    8,674,062
Shares issued in acquisition
 of TWC                         101,200          101    1,048,331             -            -    1,048,432
Shares issued in acquisition
 of XARC                         10,000           10      102,990             -            -      103,000
Shares issued in settlement
 of lawsuit                      40,000           40      323,416             -            -      323,456
Issuance for financing fees      24,375           24      253,113             -            -      253,137
Amortization of unearned
 compensation                         -            -            -             -      963,340      963,340
Unrealized gain on
 securities                           -            -            -             -      113,354      113,354
Net loss                              -            -            -    (7,530,227)           -   (7,530,227)
                             ----------  -----------  -----------  ------------  -----------  -----------
Balance - December 31, 1997  10,225,260  $    10,225  $20,915,068  $(11,037,620) $(1,315,564) $ 8,572,109
                             ==========  ===========  ===========  ============  ===========  ===========

The accompanying notes are an integral part of these financial statements.


           WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Period
                                                                   April 10,1995
                                                                     (Date of
                                           For the Years Ended      Inception)
                                                December 31,         Through
                                          ------------------------ December 31,
                                             1997         1996         1995
                                          -----------  -----------  ----------
Cash Flows From Operating Activities
  Net loss                                $(7,530,227) $(3,236,657) $ (270,736)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Amortization of goodwill                1,105,452            -           -
    Depreciation and amortization of
     other assets                             361,607       83,094      38,853
    Purchased research and development      1,561,000            -           -
    Financing fees and amortization of
     debt discount                            154,200    1,284,415      34,987
    Stock issued for services                 111,370      787,588     179,106
    Compensation from stock options granted   963,340      441,180           -
    Changes in operating assets and liabilities,
     net of effects of businesses acquired:
       Accounts receivable, net of allowance
        for doubtful accounts                   7,622     (100,688)    (30,621)
       Inventory                              (41,105)     (99,225)    (14,799)
       Accounts payable                        41,546       30,741      31,256
       Accrued liabilities                    (86,981)      54,965         827
       Other assets                          (237,312)      (4,143)          -
                                          -----------  -----------  ----------
   Net Cash and Cash Equivalents Used By
    Operating Activities                   (3,589,488)    (758,730)    (31,127)
                                          -----------  -----------  ----------
Cash Flows From Investing Activities
  Payments for the purchase of property
   and equipment                             (663,707)     (90,544)    (49,691)
  Proceeds from sale of property
   and equipment                               10,754            -           -
  Cash paid for subsidiaries, net of
   cash received                             (248,736)           -    (340,000)
                                          -----------  -----------  ----------
   Net Cash and Cash Equivalents Used
    By Investing Activities                  (901,689)     (90,544)   (389,691)
                                          -----------  -----------  ----------
Cash Flows From Financing Activities
  Payment to redeem common stock                    -            -     (19,000)
  Proceeds from issuance of common stock    4,206,700      777,697     350,000
  Proceeds from borrowings, net of discount   775,000     (417,008)     77,847
  Proceeds from issuance of beneficial
   debt conversion feature                          -      719,781      41,653
  Principal payments on notes payable        (309,567)    (223,600)          -
                                          -----------  -----------  ----------
   Net Cash and Cash Equivalents Provided
    By Financing Activities                 4,672,133      856,870     450,500
                                          -----------  -----------  ----------
Net Increase In Cash and Cash Equivalents     180,956        7,596      29,682

Cash and Cash Equivalents  - Beginning
 of Period                                     37,278       29,682           -
                                          -----------  -----------  ----------
Cash and Cash Equivalents  - End
 of Period                                $   218,234  $    37,278  $   29,682
                                          ===========  ===========  ==========

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

By shareholder action on January 15, 1997, the Company's name was changed from Data Security Corporation to World Wireless Communications, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of World Wireless Communications, Inc. and its wholly owned subsidiaries, ECA Electronic Contract Assembly, Inc. (ECA), TWC, Inc. (TWC), and Digital Radio Communications Corporation (Digital Radio) which has subsidiaries, from the dates of their acquisitions. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as the Company. On December 31, 1997, Digital Radio Communications Corporation and its subsidiaries, and ECA, effected a plan of liquidation into World Wireless Communications, Inc. and were dissolved.

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

Business Condition --Since the acquisition of Digital Radio in February 1997, the Company no longer is considered in the development stage, having reached planned operations. However, it has not had sales sufficient to meet its operating expenses and to generate income. It has sustained operating losses for the years ended December 31, 1997 and 1996 and for the period from April 10, 1995 through December 31, 1995, and may require additional capital to continue operations. Although current liabilities exceed current assets at December 31, 1997, equity sales and debt issuances since December 31, 1997 have provided working capital necessary to meet obligations. Management also intends to obtain additional capital through issuance of common stock. Management anticipates sales from contracts currently in force will eventually generate profitable operations. However, there is no assurance that profitable operations can be obtained or sustained.

Segment Information and Concentration of Risk --The Company operates solely in the electronics industry and, prior to 1997, its sales were primarily to customers in the western United States. Accordingly, segment information relating to operations in different industries or geographic areas is not presented in these financial statements. Beginning in 1997, the Company expanded its operations to include significant sales nationally and internationally. Export sales during the year ended December 31, 1997 were $1,661,752 of which 97% or $1,607,706 were to customers in Japan. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

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

Trade Accounts Receivable and Major Customers --Sales to major customers during the years ended December 31, 1997 and 1996 were as follows: Customer "A" - $1,596,000 and $0, Customer "B" - $413,512 and $0, and Customer "C" -
$77,667 and $102,578, respectively. Sales to major customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a major customer. At December 31, 1997 and 1996, an allowance for doubtful accounts of $30,000 and $0, respectively, was provided.

Inventory -- Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Research and Development Expense -- Current operations are charged with all research, engineering and product development expenses.

Goodwill and Long-Lived Assets -- The realizability of goodwill and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Goodwill is included with the group of assets acquired in determining their recoverability. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets including goodwill.
Fair value is determined based on estimated expected net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset or an acquired business to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

Goodwill arose from the acquisitions of Digital Radio and TWC and is being amortized over the period it is expected to benefit. subsequent to year end, management reevaluated the amortization period for goodwill from the Digital Radio acquisition and determined, based on the addition of the technology provided by the XARC acquisition and the estimated future cash flows from contracts obtained with this combined technology, the period to be benefitted from the combined goodwill changed from 5 to 15 years, with this change occurring during the fourth quarter of 1997. The change resulted in a decrease of goodwill amortization expense of $239,637 from the previously estimated annual amortization expense.

Equipment -- Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $338,043, $82,362 and $38,853 for the years ended December 31, 1997 and 1996 and for the period from April 10, 1995 through December 31, 1995, respectively. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Investments --At December 31, 1997, investment in marketable securities consisted of common stock of customers classified as available for sale and are stated at quoted fair market value of $188,354. The cost of the marketable securities was $75,000. The unrealized gain as of December 31, 1997 was $113,354 which was also the change in net unrealized gains on marketable securities included as a separate component of stockholders' equity in the accompanying balance sheet.

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

New Accounting Standards--The Company adopted SFAS No. 128, Earnings per Share, and SFAS No. 129, Disclosures of Information About Capital Structure, in 1997. In accordance with SFAS Nos. 128 and 129, both basic net loss per share and diluted net loss per share as well as rights and liquidation preferences of equity securities have been presented in the accompanying consolidated financial statements.

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company is currently analyzing the impact of this statement, which is required to be adopted in 1999, and does not expect this statement to have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. The Company adopted this standard during the fourth quarter of 1997 which requires the display of comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes net loss and unrealized gains on investment in securities available for sale.

The Financial Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106 during 1997 and 1998. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 2--BUSINESS COMBINATION AND ACQUISITIONS

ECA Electronic Contract Assembly, Inc. (ECA) was incorporated on October 24, 1996 under the laws of the State of Nevada. ECA had no operations or assets and had made efforts toward the development of business relating to the assembly of printed circuit boards and wire/cable harnesses. Effective October 28, 1996, the Company acquired all of ECA's outstanding common stock and employed two ECA officers by issuing 500,000 shares of common stock. The business combination was accounted for using the purchase method of accounting. The purchase price, based upon the fair value of the common shares issued, was $752,565, or $1.51 per share. The entire purchase price is considered to be a sign up bonus and was allocated to compensation expense. ECA's operations have been included in the accompanying financial statements from the date of acquisition.

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

The merger has been accounted for using the purchase method of accounting. The purchase price, based upon the fair value of the common shares and stock options issued, was $8,674,062. The fair value of the common shares and stock options issued was based upon the average market price of the Company's common stock at the time of the acquisition, discounted for restrictions on resale and for trading volume. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $7,885,075, which was recognized as goodwill. The fair value of purchased research and development amounted to $1,258,000 and was recognized as an expense at the date of the merger. The accompanying consolidated financial statements include the accounts and operations of Digital Radio from February 12, 1997. The following pro forma information presents the results of operations as if the Digital Radio acquisition had occurred at the beginning of 1996. The write-off of purchased research and development was a nonrecurring charge which resulted directly from the transaction and therefore has been excluded from the following pro forma information. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996 as described above or of the results which may occur in the future.

                                                 For the Years Ended
                                                     December 31,
                                                  1997         1996
                                              -----------  -----------
          Sales                               $ 3,048,014  $ 2,004,983
          Net Loss                             (6,827,950)  (5,999,903)
          Net Loss per Common Share           $     (0.72) $     (1.17)

On October 31, 1997, the Company acquired all of the outstanding common stock of TWC, Ltd, (TWC), a Delaware corporation engaged in the design and manufacture of antennas for sale to radio and electronics manufacturers, and acquired substantially all of the assets of Austin Antenna, Ltd. (Austin Antenna), a New Hampshire corporation. The Company paid $146,000 in cash by advancing $106,000 and by paying $40,000 in acquisition costs, and issued 100,000 shares of restricted common stock valued at $1,036,000 or $10.36 per share. The Company also issued 1,200 shares of stock to the owners of TWC for services valued at $12,431.The acquisition was accounted for using the purchase method of accounting. The net assets acquired were recorded at their fair value, with $400,000 allocated to patents and $200,000 allocated to research and development which was charged against operations. The patents are being amortized over 6.5 years, their estimated remaining useful life. The excess of the purchase price over the estimated fair value of the net assets acquired was $434,443 which was allocated to goodwill and is being amortized over 15 years on a straight-line basis. The results of operations of TWC are included in the consolidated financial statements from the date of acquisition. The net assets and operations of TWC are not significant to the net assets and operations of the Company; therefore, pro forma financial information is not presented.

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

NOTE 3--INVENTORY

Inventory consisted of the following:
                                                       December 31,
                                                     1997        1996
                                                 -----------  ----------
          Materials                              $   378,238  $   20,935
          Work in process                            118,194     138,946
                                                 -----------  ----------
          Total                                  $   496,432  $  159,881
                                                 ===========  ==========
NOTE 4--EQUIPMENT

Equipment consisted of the following:

                                                       December 31,
                                                    1997        1996
                                                 -----------  ----------
          Computer equipment                     $   246,117  $   68,440
          Manufacturing equipment                  1,059,916     308,458
          Office furniture                           164,566      71,339
          Software                                   118,649           -
                                                 -----------  ----------
          Total                                  $ 1,589,248  $  448,237
                                                 ===========  ==========

NOTE 5--NOTES PAYABLE
                                                      December 31,
                                                 1997         1996
                                                 -----------  ----------
10% Notes payable; paid in 1997                  $         -  $    3,404

Payable due to shareholder; converted to
 common stock in January 1997                              -       1,970

Capital lease obligations for equipment (Note 12)     40,576           -

15% Note payable to a shareholder; payable
 $7,798 monthly through September 1998;
 secured by equipment and personally guaranteed
 by two stockholders                                  44,808     125,000

12% Note payable to a shareholder; guaranteed
 by an officer and secured by an officer's common
 stock; paid in 1998                                 200,000           -

12% Note payable to shareholder; due December
 31, 1997; unsecured                                 125,000           -

10% Note payable to an unrelated party; due
 September 30, 1998; unsecured                       400,000           -

12% Note payable to an employee; payable $1,408
 monthly through December 31, 1998; unsecured         39,518           -
                                                 -----------  ----------
Total Notes Payable                                  849,902     130,374

Less:  Current Portion                              (814,925)    (85,566)
                                                 -----------  ----------
Long-Term Notes Payable                          $    34,977  $   44,808
                                                 ===========  ==========

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

The annual maturities of notes payable as of December 31, 1997 were as follows:

          Years Ending December 31:
               1998                           $ 810,386
               1999                              30,103
               2000                               8,866
               2001                                 547
                                              ---------
               Total                          $ 849,902
                                              =========
NOTE 6--INCOME TAXES

The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset are shown below:

                                            For the Years Ended December 31,
                                            1997         1996         1995
                                         -----------  -----------  -----------
     Operating loss carryforwards        $ 3,684,004  $   864,937  $    95,813
     Accrued liabilities and other           271,694      168,979        5,169
                                         -----------  -----------  -----------
     Total Deferred Tax Assets             3,955,698    1,033,916      100,982
     Valuation Allowance                  (3,955,698)  (1,033,916)    (100,982)
                                         -----------  -----------  -----------
     Net Deferred Tax Asset              $         -  $         -  $         -
                                         ===========  ===========  ===========

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

                                            For the Years Ended December 31,
                                             1997        1996          1995
                                         -----------  -----------  -----------
Tax at statutory rate (34%)              $(2,560,277) $(1,100,463) $   (92,050)
Non-deductible expenses                      645,880      283,633            -
Change in valuation allowance              2,301,134      932,934      100,982
State tax benefit, net of federal
 tax effect                                 (248,497)    (106,811)      (8,932)
Research and development credit             (138,240)      (9,293)           -
                                         -----------  -----------  -----------
Net Income Tax Expense                   $         -  $         -  $         -
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

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
               INVESTING AND FINANCING ACTIVITIES

Supplemental Cash Flow Information --
                                          For the Years Ended December 31,
                                              1997        1996      1995
                                          -----------  ---------  ---------
          Interest Paid                   $    34,426  $  30,677  $       -

Noncash Investing and Financing Activities --

During the period from April 10, 1995 through December 31, 1995 the Company redeemed 600,000 shares of common stock as follows:

     Common stock redeemed                                        $ 269,000
                                                                  ---------
     Payments made by others in exchange for the following:
          139,394 shares of common stock                             46,000
          Notes payable, net of discount                             16,679
          Beneficial debt conversion feature                         28,321
     Issuance of note payable to former shareholder                 159,000
                                                                  ---------
                                                                    250,000
                                                                  ---------
     Cash Paid to Redeem Common Stock                             $  19,000
                                                                  =========

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

          Fair value of assets acquired                 $ 1,112,399
          Purchased research and development              1,258,000
          Goodwill                                        7,885,075
          Common stock issued and stock options
           granted                                       (8,674,062)
                                                        -----------
          Liabilities Assumed                           $ 1,581,412
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

                                                      Accumulated
                                                         Other        Total
                               Unearned   Shareholder Comprehensive  Equity
                              Compensation Receivable    Income    Adjustments
                               ----------  ----------  ----------  -----------
Balance - December 31, 1996    $        -  $        -  $        -  $         -
Compensation related to grant
 of stock options              (2,373,849)          -           -   (2,373,849)
Amortization of unearned
 compensation                     963,340           -           -      963,340
Options exercised for note
 receivable from shareholder            -     (18,409)          -      (18,409)
Unrealized gain on investment
 in securities available
 for sale                               -           -     113,354      113,354
                              -----------  ----------  ----------  -----------
Balance - December 31, 1997   $(1,410,509) $  (18,409) $  113,354  $(1,315,564)
                              ===========  ==========  ==========  ===========

NOTE 10--STOCK OPTIONS

In December 1996, the Company granted options to two members of management of the Company to purchase a total of 258,000 shares of restricted common stock at $0.33 per share for services to the Company. In January 1997, one of the members was granted an additional option to purchase 150,000 shares at $0.35 per share. The options may be exercised from the date granted through June 30, 1998. The Company recorded compensation expense of $441,180 ($1.71 per share) during 1996 and $265,500 ($1.77 per share) during 1997 for the difference between the exercise price and the fair value of the common stock on the dates granted.

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

A summary of the status of the Company's stock options as of December 31, 1997 and 1996, and changes during the years then ended are presented below:

<Capital>
                                                 December 31,
                                    ----------------------------------------
                                           1997                  1996
                                    -------------------   ------------------
                                      Weighted-Average       Weighted Average
                                          Exercise               Exercise
                               Shares      Price       Shares      Price
                             ----------  ----------  ----------  ----------
Outstanding at beginning
 of year                        258,000  $     0.33           -  $        -
  Granted                     1,288,944        5.06     258,000        0.33
  Exercised                      25,098        1.19           -           -
                             ----------              ----------
  Outstanding at end
   of year                    1,521,846        4.33     258,000        0.33
                             ==========              ==========
  Options exercisable
   at year-end                  792,610        2.32     258,000        0.33
                             ==========              ==========
  Weighted-average fair
   value of options granted
   during the year           $     3.43              $     1.76
                             ==========              ==========

The following table summarizes information about stock options outstanding at December 31, 1997:

                      Options Outstanding             Options Exercisable
              -----------------------------------  ------------------------
                         Weighted-
                Number    Average     Weighted-      Number     Weighted-
  Range of   Outstanding Remaining     Average     Exercisable   Average
  Exercise       At     Contractual    Exercise       at         Exercise
   Prices     12/31/97     Life         Price       12/31/97      Price
 -----------  --------  -----------  ------------  -----------  -----------
    $0.18          224    2.0 years      $0.18            224         $0.18
$0.33 - $0.35  408,000    0.6            $0.34        408,000         $0.34
    $2.00      176,578    2.1            $2.00        176,578         $2.00
    $6.50      937,044    2.0            $6.50        207,808         $6.50


The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation charged to operations was $963,340 and $441,180 for the years ended December 31, 1997 and 1996. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                       For the Years Ended December 31,
                                     -------------------------------------
                                         1997          1996        1995
                                     -----------  -----------  -----------
   Net loss:
     As reported                     $(7,530,227) $(3,236,657) $  (270,736)
      Pro forma                       (8,060,504)  (3,249,557)    (270,736)
   Basic and diluted loss per share:
      As reported                    $     (0.82) $     (1.03) $     (0.26)
      Pro forma                            (0.87)       (1.03)       (0.26)

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

NOTE 11-RELATED PARTY TRANSACTIONS

During 1997, an officer and shareholder loaned $125,000 to the Company. The loan carries a 12% interest rate and was due on December 31, 1997. The Company issued 9,375 shares of common stock valued at $98,938 as a fee relating to the loan. A loan to the Company of $400,000 was guaranteed and secured by the common stock held by an officer. Through the acquisition of Digital Radio, the Company assumed and subsequently paid a note payable and accrued wages totaling $128,057 to two officers and shareholders.

During 1995, the principal shareholders and managers of the Company contributed cash, paid expenses for the benefit of the Company and contributed services to the Company all valued at $461,256, for which they received 1,387,140 shares of common stock, valued at $0.33 per share. Subsequently, one of the shareholders interests were redeemed through the payment of $46,000, payment by a third party lender of $45,000, and the issuance of a promissory note bearing interest at 10% in the amount of $159,000 to the shareholder. The note was paid by March 1996.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Lease Commitments -- The Company leases office and production facilities under agreements accounted for as operating leases. Lease expense for the years ended December 31, 1997 and 1996 and for the period ended December 31, 1995 was $367,301, $123,779 and $17,820, respectively. The facilities lease terms end in May and June 1998. The Company also assumed lease commitments in the merger with Digital Radio for three vehicles under operating lease agreements. The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value of net minimum lease payments as of December 31,1997:

                                               Capital   Operating
                                                Leases     Leases
                                              ----------  ---------
  Years Ending December 31:
             1998                             $   21,448  $ 118,860
             1999                                 18,081      4,981
             2000                                 11,246          -
             2001                                    695          -
                                              -----------  --------
  Total Minimum Lease Payments                     51,470  $123,481
                                                           ========
  Less amount representing interest               (10,894)
                                              -----------
  Present Value of Net Minimum Lease Payments      40,576
  Less Current Portion                            (21,448)
                                              -----------
  Capital Lease - Long-Term                   $    19,128
                                              ===========

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

401K Profit Sharing Plan --The Company sponsors a 401K profit sharing plan but has no commitment to match employee's contributions to the plan, nor has the Company made any contributions to the plan to date.

NOTE 13--SUBSEQUENT EVENTS

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

Subsequent to December 31, 1997, option holders exercised options to purchase 333,926 shares of common stock at exercise prices from $0.33 to $2.00 per share. (Unaudited)