Form 10-Q/A
period 1998-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1998-11-05
CIK 1031744

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1998

                    Commission file Number      333-38567


                     WORLD WIRELESS COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)



                      Nevada                        87-0549700
       (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)


        2441 South 3850 West  West Valley City, Utah     84120
        (Address of principal executive offices)      (Zip Code)


Registrant's telephone number      (801) 575-6600



Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X   NO.

As of May 14, 1998, there were 11,077,110 shares of the registrant's Common Stock, par value $0.001, issued and outstanding.


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                    ASSETS


                                                       March 31,  December 31,
                                                            1998         1997
                                                     -----------   ----------
Current Assets
 Cash and cash equivalents                           $   673,313   $  218,234
 Investment in securities available for sale             188,354      188,354
 Trade receivables, net allowance                        525,651      345,433
 Other receivables                                        17,963       49,208
 Inventory                                               403,436      496,432
 Prepaid expenses                                        307,143      232,143
                                                     -----------   ----------

       Total Current Assets                            2,115,860    1,529,804
                                                     -----------   ----------

Equipment                                              2,341,879    1,589,248
 Less accumulated depreciation                          (598,671)    (455,985)
                                                     -----------   ----------

       Net Equipment                                   1,743,208    1,133,263
                                                     -----------   ----------

Goodwill, net of accumulated amortization              7,091,834    7,214,066
                                                     -----------   ----------

Other Assets, net of accumulated amortization            523,264      535,154
                                                     -----------   ----------

Total Assets                                         $11,474,166   $10,412,287
                                                     ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.


                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       Marach 31,  December 31,
                                                            1998         1997
                                                     -----------   ----------
Current Liabilities
 Trade accounts payable                              $   623,938   $  524,093
 Accrued liabilities                                     448,930      466,183
 Notes payable - current portion                         853,965      814,925
 Capital lease obligation - current portion              316,083            -
                                                     -----------   ----------

  Total Current Liabilities                            2,242,916    1,805,201
                                                     -----------   ----------
Long-Term Liabilities
 Notes payable                                            12,673       34,977
 Capital lease obligation                                388,757            -
                                                     -----------   ----------

Total Liabilities                                      2,644,346    1,840,178
                                                     -----------   -----------
Stockholders' Equity
 Preferred stock - $0.001 par value; 1,000,000
   shares authorized; no shares issued                         -            -
 Common stock - $0.001 par value; 50,000,000
   shares authorized; issued and outstanding:
   10,994,186 shares at March 31, 1998 and
   10,225,260 shares at December 31, 1997                 10,994       10,225
 Additional paid-in capital                           22,022,388   20,915,068
 Unearned compensation                                  (998,504)  (1,410,509)
 Receivable from shareholder                             (57,097)     (18,409)
 Accumulated deficit
                                                     (12,261,315) (11,037,620)
 Accumulated other comprehensive income                  113,354      113,354
                                                     -----------  -----------

  Total Stockholders' Equity                           8,829,820    8,572,109
                                                     -----------  -----------

Total Liabilities and Stockholders' Equity           $11,474,166  $10,412,287
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                      For the Three Months
                                                          Ended March 31,
                                                     --------------------------
                                                             1998          1997
                                                     ------------   -----------

Sales                                                $  1,308,883   $   692,327

Cost of Sales                                             656,448       443,648
                                                     ------------   -----------

Gross Profit                                              652,435       248,679
                                                     ------------   -----------

Expenses
       Research and development expense                   663,749     1,422,521
       General and administrative expenses              1,385,096       684,586
       Amortization of goodwill                           122,232       206,514
       Interest expense                                    24,581         8,991
                                                     ------------   -----------

             Total Expenses                             2,195,658     2,322,612
                                                     ------------   -----------

Gain from Sale of SecuriKey Business                       319,528             -
                                                     ------------   -----------
Net Loss
                                                     $ (1,223,695)  $(2,073,933)
                                                     ============   ===========

Basic and Diluted Loss Per Common Share              $      (0.12)  $     (0.28)

Weighted Average Number of Common Shares
  Used in Per Share Calculation                        10,468,831      7,471,580
                                                     ============   ============


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (UNAUDITED)

                                                     For the Three Months
                                                         Ended March 31,
                                                   ---------------------------
                                                           1998           1997
                                                   ------------   ------------
Net Loss
                                                   $ (1,223,695)    (2,073,933)

Other Comprehensive Income
 Unrealized gains in investments in securities
    available for sale                                        -              -
                                                   ------------    -----------

Comprehensive Loss                                 $  (1,223,695)  $(2,073,933)
                                                   =============   ===========


The accompanying notes are an integral part of these condensed financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      For the Three Months
                                                          Ended March 31,
                                                   ---------------------------
                                                           1998           1997
                                                   ------------   ------------
Cash Flows From Operating Activities
 Net loss                                          $ (1,223,695)  $ (2,073,933)
 Adjustments to reconcile net loss
   to net cash used by operating  activities:
      Amortization of goodwill                          122,232        206,514
      Depreciation and amortization of
        other assets                                    166,497         40,764
  Purchased research and development                           -     1,258,000
      Compensation from stock options granted           412,005        265,500
      Gain on sale of SecuriKey business               (319,528)             -
      Changes in operating assets and
      liabilities, net of effects of
      business acquired:
          Accounts receivable, net of allowance
             for doubtful accounts                     (148,973)      (130,459)
          Inventory                                      37,621       (131,725)
          Other assets                                   (2,256)         1,296
          Accounts payable                               99,845       (143,091)
          Accrued liabilities                            (4,849)      (457,499)
                                                   ------------   ------------

 Net Cash and Cash Equivalents Used By
   Operating Activities                                (861,101)    (1,164,633)
                                                   ------------   ------------

Cash Flows From Investing Activities
      Payments for the purchase of
       property and equipment                           (51,437)      (213,655)
 Proceeds from sale of SecuriKey business               372,499              -
 Advance payments to affiliates to be acquired                -       (118,764)
 Proceeds from receivable from shareholder               10,000              -
                                                   ------------   ------------

 Net Cash and Cash Equivalents Used By
  Investing Activities                                  331,062        (332,419)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                 957,267       2,195,251
 Proceeds from exercise of stock options                 27,970               -
 Proceeds from borrowings, net of discount              414,246               -
 Principal payments on notes payable                   (361,211)        (12,544)
 Principal payments on capital lease obligation         (53,154)              -
                                                   ------------   -------------

 Net Cash and Cash Equivalents Provided By
   Financing Activities                                 985,118        2,182,707
                                                   ------------   --------------

Net Increase In Cash and Cash Equivalents               455,079          685,655

Cash and Cash Equivalents- Beginning of Period          218,234           37,278
                                                   ------------   --------------

Cash and Cash Equivalents - End of Period          $    673,313   $      722,933
                                                   ============   ==============


                      WORLD WIRELESS COMMUNICATIONS, INC
                               AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)


Supplemental Cash Flow Information -
                                                       For the Three Months
                                                           Ended March 31,
                                                      -----------------------
                                                            1998         1997
                                                      ----------   ----------

      Interest Paid                                   $   17,839   $    8,991

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
                                                      ==========

During the first quarter of 1998, the Company leased equipment under capital leases valued at $721,695. Options to purchase 256,926 common shares were exercised in exchange for a receivable from a shareholder of $47,852. The Company issued 10,000 common shares, valued at $75,000, or $7.50 per share, as a preliminary cost of obtaining a manufacturing contract.

             WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

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

NOTE 2-COMMON STOCK

During the first quarter of 1998, the Company issued 502,000 restricted common shares in a private placement to the major shareholders of the Company for cash in the amount of $907,767, net of $96,233 in accumulated offering costs, or $2.00 per share before offering costs. There were no unstated rights or privileges received with respect to this issuance. The Company also issued 256,926 common shares from the exercise of options for $77,470 cash and a receivable from a shareholder of $47,852. The Company issued 10,000 common shares in conjunction with the execution of a manufacturing contract during February 1998. The shares were valued at $75,000 or $7.50 per share, which was the quoted market trading price on the date of issuance and was considered a preliminary cost of obtaining the contract. The cost will be amortized over the fulfillment of the contract.

NOTE 3-SALE OF SECURIKEY BUSINESS

During January 1998, the Company sold its SecuriKey business, including customer lists, technology, equipment and related products to a shareholder/employee for $372,499. The sale resulted in a gain of $319,528.

NOTE 4-SUBSEQUENT EVENTS

Subsequent to March 31, 1998, the Company issued 80,000 common shares from the exercise of options for $28,000.

The Company has entered into an agreement to lease equipment and software which has not yet been placed into service. The agreements have future minimum lease payments of approximately $375,000 payable over periods ranging from two to three years.

During April 1998, the board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share. The options, which were granted during the fourth quarter of 1997, represent approximately 525,000 common shares. As a result, the Company will recognize $94,886 as compensation expense in April 1998 and will eliminate the balance of the unrecognized deferred compensation of $903,618, for the unvested options.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

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

Three Months Ended March 31, 1998 and Three Months Ended March 31, 1997
-----------------------------------------------------------------------

Sales in the three-month period ended March 31, 1998 were $1,308,883 compared to sales of $692,327 during the three-month period ended March 31, 1997. The change resulted from an increase in revenues from contract design and development services of $804,934 ($1,104,934 in the current quarter compared to $300,000 in the three-month period ended March 31, 1997) and a decrease in contract manufacturing and assembly services of $37,813 ($203,949 in the current quarter compared to $241,762 in the three-month period ended March 31, 1997). During January, the SecuriKey business was sold to a former employee/shareholder. As a result, no SecuriKey sales were recorded during the first quarter of 1998. SecuriKey sales during the three months ended March 31, 1997 were $285,150. Design and development service revenues in the three months ended March 31, 1998 arose under two single contracts, one with Williams Telemetry, a Williams company, in the amount of $1,001,934 and another with Kyushu Matsushita Electric Co., Ltd. ("KMW") in the amount of $103,000.

Cost of sales for the three months ended March 31, 1998 were $656,448 compared to cost of sales for the three-month period ended March 31, 1997 of $443,648. However, cost of sales as a percentage of sales decreased from 64% to 50% in the current quarter. The related gross profit for the three months ended March 31, 1998 was $652,435 or 50% of sales compared to $248,679 or 36% of sales for the three-month period ended March 31, 1997. The improvement in gross profit was the result principally of meeting certain design and development contract milestones during the current quarter for efforts and costs incurred over several preceding periods.

The Company incurred research and development costs of $663,749 during the three months ending March 31, 1998, relating to the further development of existing proprietary technology that Management believes it will be able to sell to its customers. Included in the $663,749 is $61,801 of non-cash compensation relating to the grant of stock options as discussed below. This amount was lower than total research and development for the three month period ended March 31, 1997, which consisted of the sum of (a) the purchased research and development expense of $1,258,000 arising out of the acquisition of the Digital Radio Communications Corporation in February 1997, and (b) $164,521 spent on developing the Company's own products. Other than the purchased research and development expense, research and development expenses of the Company increased by $499,228 during the quarter ended March 31, 1998.

The Company's selling, general and administrative expenses for the quarter ended March 31, 1998 increased by 102% to $1,385,096 from $684,586 for the three-month period ended March 31, 1997. Included in the $1,385,096 is $350,204 of non-cash compensation relating to the grant of stock options as discussed below. Such increase reflected the substantial increase in the number of employees of the Company to approximately 90 in the current quarter from approximately 50 during the three-month period ended March 31, 1997. In addition, the Company increased the number of its higher paid employees, including, the hiring of a Vice President of Manufacturing, a Director of Logistics for purchasing inventory and a Director of quality control. The increase in costs was also attributable to its maintenance of administrative personnel and facilities in two locations and related administrative expenses by virtue of its two business locations in Utah. Management anticipates combining the administrative offices during 1998.

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

Liquidity and Capital Resources
-------------------------------

The Company's financial condition at March 31, 1998, improved from its financial condition at December 31, 1997. The improvement is a result of the Company's increase in sales of $616,556, proceeds of $372,499 from the sale of the SecuriKey business and net proceeds of $985,237 from the issuance of common stock, during the three months ended March 31, 1998.

However, through March 31, 1998, the Company's sales and gross profitability were not at a level necessary to fund its operations and capital expenditures that will be required to support substantial increases in the scope of the Company's operations. Substantially all cash on hand at March 31, 1998 has been used in operations, including $1,004,000 raised through the sale of 502,000 shares of its Common Stock in a private placement to a large shareholder at $2.00 per share in March, 1998. Accordingly, in order to sustain operations, the Company intends to borrow up to $2,500,000 pursuant to an offering of units consisting of (a) its Senior Secured Notes, maturing on or around May 15, 1999 and bearing simple interest at the rate of 10% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable for up to five years from the date of issuance at an exercise price of $3.00 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $3.00 per share (subject to adjustment under certain circumstances), payable at the rate of 83,333 shares of Common Stock for each 90-day period thereafter during which such default continues. Such offering is being made in a private placement transaction which will be exempt from registration under the Securities Act of 1933, as amended. Nevertheless, in management's opinion, the Company will not be able to satisfy its needs for additional capital through borrowing, but will be able to meet these needs only by issuing additional equity securities. Thus, the Company anticipates obtaining additional financing of at least $5,000,000 through the sale of its equity securities but no such financing has been consummated. Moreover, there can be no assurance that the Company will be able to obtain any additional capital or, if so, on terms acceptable to it.

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

Outlook
-------

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


PART II. OTHER INFORMATION


Item 5.  Other Information
         -----------------

  a) During the first quarter Eric Williams, William Gahan, and Robert Fredere joined the Company as Vice President, Manufacturing, Director of Logistics, and Director of Quality Control, respectively.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)    Exhibits.   None
         --------

  (b)    Reports on Form 8-K. None
         -------------------


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  World Wireless Communications



Date: October 30, 1998         By:  /S/  David D. Singer
                               ---------------------------
                               David D. Singer
                               President Chief Executive Officer


Date:  November 2, 1998		 By:  /S/  James L. O'Callaghan
					 ------------------------------
					 James L. O'Callaghan
					 Chief Financial Officer