Form 10-Q/A
period 1998-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 1998-11-05
CIK 1031744

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q/A
                           AMENDMENT NO. 1

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended June 30, 1998

                Commission file Number      333-38567



                 WORLD WIRELESS COMMUNICATIONS, INC.
        (Exact name of registrant as specified in its charter)



                      Nevada                          87-0549700
       (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)         Identification No.)


      2441 South 3850 West, West Valley City, Utah  	    84120
        (Address of principal executive offices)        (Zip Code)


Registrant's telephone number      (801) 575-6600



Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes - x No - .

As of July 30, 1998, there were 11,237,144 shares of the registrant's Common Stock, par value $0.001, issued and outstanding.


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                 WORLD WIRELESS COMMUNICATIONS, INC.
                           AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)



                                ASSETS

                                                       June 30,    December 31,
                                                         1998          1997
                                                     -----------   -----------
Current Assets
 Cash and cash equivalents                           $ 1,151,201   $   218,234
 Investment in securities available for sale             170,242       188,354
 Trade receivables, net allowance                        607,584       345,433
 Other receivables                                       119,371        49,208
 Inventory                                               490,658       496,432
 Prepaid expenses                                        232,143       232,143
                                                     -----------   -----------
       Total Current Assets                            2,771,199     1,529,804
                                                     -----------   -----------

Equipment                                              2,620,749     1,589,248
 Less accumulated depreciation                          (823,939)     (455,985)
                                                     -----------   -----------
       Net Equipment                                   1,796,810     1,133,263
                                                     -----------   -----------
Goodwill, net of accumulated amortization              6,969,602     7,214,066
                                                     -----------   -----------
Other Assets, net of accumulated amortization            444,083       535,154
                                                     -----------   -----------

Total Assets                                         $11,981,694   $10,412,287
                                                     ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.


                 WORLD WIRELESS COMMUNICATIONS, INC.
                           AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,     December 31,
                                                        1998           1997
                                                     -----------   ------------
Current Liabilities
 Trade accounts payable                              $   487,038   $   524,093
 Accrued liabilities                                     660,804       466,183
 Notes payable - current portion                       2,557,523       814,925
 Capital lease obligation  - current portion             381,917            -
                                                     -----------   -----------

  Total Current Liabilities                            4,087,282     1,805,201
                                                     -----------   -----------
Long-Term Liabilities
 Notes payable                                             7,041        34,977
 Capital lease obligation                                433,018            -
                                                     -----------   -----------
Total Liabilities                                      4,527,341     1,840,178
                                                     -----------   -----------
Stockholders' Equity
 Preferred stock - $0.001 par value; 1,000,000
   shares authorized; no shares issued                        -             -

  Common stock - $0.001 par value; 50,000,000
   shares authorized; issued and outstanding:
   11,235,186 shares at June 30, 1998 and
   10,225,260 shares at December
   31, 1997                                               11,300        10,225
 Additional paid-in capital                           22,373,489    20,915,068
 Unearned compensation                                        -     (1,410,509)
 Receivable from shareholder                             (57,097)      (18,409)
 Accumulated deficit                                 (14,968,581)  (11,037,620)
 Accumulated other comprehensive income                   95,242       113,354
                                                     -----------   -----------
  Total Stockholders' Equity                           7,454,353     8,572,109
                                                     -----------   -----------

Total Liabilities and Stockholders' Equity           $11,981,694   $10,412,287
                                                     ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.



                      WORLD WIRELESS COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     For the Three Months        For the Six Months
                                        Ended June 30,              Ended June 30,
                                  -------------------------   -------------------------
                                      1998         1997          1998          1997
                                  -----------   -----------   -----------   -----------
 Sales                            $ 1,058,074   $ 1,183,167   $ 2,366,957   $ 1,875,494

 Cost of Sales                        900,129       626,449     1,556,577     1,070,097
                                  -----------   -----------   -----------   -----------

 Gross Profit                         157,945       556,718       810,380       805,397
                                  -----------   -----------   -----------   -----------
 Expenses
    Research and development        1,272,763       424,417     1,936,512     1,846,938
    Selling, general &
     administrative                 1,269,140       696,254     2,654,236     1,380,840
    Amortization of goodwill          122,232       396,482       244,464       602,996
    Interest expense                  201,076        13,606       225,657        22,597
                                  -----------   -----------   -----------   -----------
       Total Expenses               2,865,211     1,530,759     5,060,869     3,853,371
                                  -----------   -----------   -----------   -----------

 Gain from Sale of SecuriKey
   Business                               -             -         319,528            -
                                  -----------   -----------   -----------   -----------

 Net Loss                         $(2,707,266)  $  (974,041)  $(3,930,961)  $(3,047,974)
                                  ===========   ===========   ===========   ===========
 Basic and Diluted Loss Per
  Common Share                    $     (0.24)  $     (0.10)  $     (0.36)  $     (0.36)
                                  ===========   ===========   ===========   ===========
 Weighted Average Number of
  Common Shares Used in Per
  Share Calculation                11,141,692     9,398,213    10,807,073     8,440,219
                                  ===========   ===========   ===========   ===========

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                     For the Three Months         For the Six Months
                                        Ended June 30,              Ended June 30,
                                  -------------------------   -------------------------
                                      1998         1997          1998          1997
                                  -----------   -----------   -----------   -----------
 Net Loss                         $(2,707,266)  $  (974,041)  $(3,930,961)  $(3,047,974)

 Other Comprehensive Income
  Unrealized loss on investments
   in securities available-
   for-sale                           (18,112)           -        (18,112)           -
                                  -----------   -----------   -----------   -----------

 Comprehensive Loss               $(2,725,378)  $  (974,041)  $(3,949,073)  $(3,047,974)
                                  ===========   ===========   ===========   ===========


                      WORLD WIRELESS COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       For the Six Months
                                                          Ended June 30,
                                                     ------------------------
                                                        1998          1997
                                                     -----------  -----------
 Cash Flows From Operating Activities
  Net loss                                           $(3,930,961) $(3,047,974)
  Adjustments to reconcile net loss
    to net cash used by operating  activities:
    Amortization of goodwill                             244,464      413,003
    Depreciation and amortization of other assets
     and debt discount                                   519,057       91,341
    Purchased research and development                   300,000    1,258,000
    Compensation from stock options granted              506,890      265,500
    Valuation allowance on inventory and
     other assets                                        239,066           -
    Gain on sale of SecuriKey business                  (319,528)          -
    Changes in operating assets and liabilities,
       net of effects of business acquired:
       Accounts receivable, net of allowance            (250,904)    (380,126)
       Inventory                                        (158,647)      (5,840)
       Other assets                                       (2,406)       1,792
       Accounts payable                                  (37,055)     (92,413)
       Accrued liabilities                               207,025     (405,111)
                                                     -----------  -----------
  Net Cash and Cash Equivalents Used By
   Operating Activities                               (2,682,999)  (1,901,828)
                                                     -----------  -----------
 Cash Flows From Investing Activities
    Payments for the purchase of property
     and equipment                                      (141,231)    (404,381)
  Proceeds from sale of SecuriKey business               372,499           -
  Advance payments to affiliates to be acquired               -      (133,764)
  Loan to a related company                              (56,410)          -
  Proceeds from receivable from shareholder               10,000           -
                                                     -----------  -----------
  Net Cash and Cash Equivalents Provided By
    (Used By) Investing Activities                       184,858     (538,145)
                                                     -----------  -----------
 Cash Flows From Financing Activities
  Proceeds from issuance of common stock               1,047,407    3,195,251
  Proceeds from borrowings, net of discount            2,900,000       50,000
  Principal payments on notes payable                   (389,665)    (135,436)
  Principal payments on capital lease obligation        (126,634)          -
                                                     -----------  -----------
  Net Cash and Cash Equivalents Provided By
   Financing Activities                                3,431,108    3,109,815
                                                     -----------  -----------
 Net Increase In Cash and Cash Equivalents               932,967      669,842
 Cash and Cash Equivalents- Beginning of Period          218,234       37,278
                                                     -----------  -----------
 Cash and Cash Equivalents - End of Period           $ 1,151,201  $   707,120
                                                     ===========  ===========
                                                                   (Continued)

                      WORLD WIRELESS COMMUNICATIONS, INC
                               AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)


 Supplemental Cash Flow Information -
                                                       For the Six Months
                                                          Ended June 30,
                                                    -------------------------
                                                         1998        1997
                                                     -----------  -----------
    Interest Paid                                    $    35,306  $     8,186

 Noncash Investing and Financing Activities -


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
                                                      ===========

 During the six months ended June 30, 1998, the Company entered into certain capital leases for computer equipment and related software valued at $900,993. The Company issued a total of 98,926 shares of common stock of which 10,000 shares, valued at $75,000, or $7.50 per share, were issued as a preliminary cost towards obtaining a manufacturing contract, 60,000 shares, valued at $300,000, or $5.00 per share, were issued as payment for radio technology, 5,000 shares, valued at $25,000, or $5.00 per share, were issued in exchange for a note receivable, and 256,926 shares were issued on the exercise of stock options by an employee, for which the Company received a note in the amount of $47,852.


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

 NOTE 3-ACQUISITION OF PURCHASED RESEARCH & DEVELOPMENT

 In May 1998, the Company acquired proprietary and intellectual property rights in and to spread spectrum radio technology which has been accounted for as purchased research and development. The acquisition of this technology provides the Company with the ability to modify and update the technology for use in its other radio products. The purchase price was $305,651, of which $300,000 was paid by the issuance of 60,000 common shares valued at $5.00 per share, with the balance being paid in cash for closing and related costs. Additionally, the Company loaned $66,450 to the seller to retire certain business debts. Of this amount, $41,450 was paid in cash and carries simple interest at 10%. The balance of $25,000 was advanced through the issuance of 5,000 common shares, valued at $5.00 per share, to two creditors of the seller. The seller executed an unsecured promissory note which is due on demand after the earlier of (1) registration by the Company of the 60,000 shares of common stock or (2) June 22, 1999.

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

 In conjunction with these notes, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $3.00 per share, which was later reduced to $0.75 per share. The warrants expire on May 15, 2003. The quantity of warrants are subject to adjustment under certain circumstances, such as stock splits. In the event the Company fails to repay the notes at their maturity, the Company can be required to issue warrants to purchase up to an additional 333,333 shares common stock, exercisable for up to five years at an exercise price of $2.50 per share, payable at the rate of 83,333 shares of common stock for each 90-day period during which the default continues. The Company is obligated to register the underlying shares and bear the cost burden of such registration.

 The detachable warrants had a fair value of $867,856, or $3.47 per warrant on the date issued, which has been accounted for as a discount of the related notes and was credit to additional paid-in capital. The remaining $1,632,144 of the proceeds was allocated to notes payable. The fair value of the warrants was estimated on the date issued using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 64.0%, risk-free interest rate of 5.0% and expected life of the warrants of 5 years. Interest expense from the amortization of the discount on the notes payable was $108,482 during the three months ended June 30, 1998.

 NOTE 5-REPURCHASE OF UNVESTED EMPLOYEE STOCK OPTIONS

 In April 1998, the Board of Directors approved the repurchase of 638,236 unvested employee stock options which were for $6,382, or $0.01 per share granted during the fourth quarter of 1997. The Company has recognized compensation expense, relating to these options, of $412,005 in the first quarter of 1998 and $94,886 in April 1998.

 As a result of the repurchase, the Company eliminated $903,619 of unrecognized deferred compensation.

 NOTE 6-SUBSEQUENT EVENTS

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

 Three Months Ended June 30, 1998 and 1997
 -----------------------------------------
 Sales in the six-month period ended June 30, 1998, were $2,366,957 compared to sales of $1,875,494 during the six-month period ended June 30, 1997. The Company's principal source of revenue for the six months ended June 30, 1998, was a design and development contract with Williams Telemetry, a Williams company, in the amount of $1,766,073. Other significant revenues include contract manufacturing of $283,660 and sales of the Company's own branded goods of $219,625. Significant revenues for 1997 were derived from an engineering contract with Kyushu Matsushita Electric Co. ("KME") in the amount of $1,164,000 and contract manufacturing services, including sales of SecuriKey products, of $711,494. The SecuriKey business was sold to a prior employee/shareholder an no revenues were recorded in 1998.

 Cost of sales for the six months ended June 30, 1998, were $1,556,577 compared to cost of sales for the six-month period ended June 30, 1997, of $1,070,097. Cost of sales as a percentage of sales increased from 57% to 66% in the current period. The related gross profit for the six months ended June 30, 1998 was $810,380 or 34% of sales compared to $805,397 or 43% of sales for the six-month period ended June 30, 1997. The decline in gross profit resulted from a change in the mix of revenues (fee for services versus contract manufacturing) and costs charged to engineering contracts that were not billable.

 The Company incurred research and development costs of $1,936,512 during the six months ending June 30, 1998, relating to the development of existing proprietary technology that the Company believes it will be able to sell to existing customers and subsequently modify at the customers' expense. Additionally, resources were expended for the development of the Company's proprietary radios. Included in the $1,936,512 is $305,651 of purchased research and development expense arising out of the acquisition of radio technology in May 1998. The amount spent on research and development for the current period was greater than the amount spent for the six month period ended June 30, 1997 of $1,846,938, of which $1,258,000 was for purchased research and development expense arising out of the acquisition of Digital Radio in February 1997.

 The Company's selling, general and administrative expenses for the six months ended June 30, 1998 increased to $2,654,236 from $1,380,840 for the six-month period ended June 30, 1997. Included in the $2,654,236 is $410,582 of non-cash compensation relating to the grant of stock options in December 1997. Such increase also reflected a substantial increase in the number of employees of the Company to approximately 90 in the current year as compared to approximately 50 employees at June 30, 1997. Subsequent to June 30, 1998, the Company reduced its employees by approximately 20%. In addition, the Company increased the number of its higher paid employees as a result of acquisitions in 1997. The Company also increased staffing in anticipation of the launch of the Company's proprietary radio products. The increase in costs was also attributable to its maintenance of duplicate administrative facilities and related administrative expenses by virtue of its two business locations in Utah. management anticipates the elimination of duplicate administrative efforts by consolidating into one facility during October 1998.

 Interest expense for the six months ended June 30, 1998, increased to $117,175 from $22,597 for the six-month period ended June 30, 1997, which increase was attributable to the greater amount of the Company's outstanding borrowings during the current year.

 The Company's net loss of $3,822,479 for the six months ended June 30, 1998, represents an increase from the net loss of $3,047,974 for the six months ended June 30, 1997, as a result of the above items.


 During April 1998, the Board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share. These options were granted during the fourth quarter of 1997. The repurchase enables the Company to discontinue charging the difference between fair market value in the stock at the time of option grant and the option exercise price to operations.

 Liquidity and Capital Resources
 -------------------------------
 The Company's liquidity at June 30, 1998 decreased compared to June 30,
 1997.    Current assets increased by $815,901, although, short term borrowings increased by $3,284,583.

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

 The Company completed development under a contract with (KME) that calls for royalty payments upon shipment of certain KME products. Management believes shipments of KME products containing the company's technology will begin during the third quarter of 1998, and that royalty payments from the contract will begin during the fourth quarter of 1998. Additionally, management intends to enter into follow-on contracts with KME , whereby the Company receives fees during the early stages of the agreement and is entitled to royalties or gross profit splits based upon its customers' sales of products into which the technology has been incorporated. It is management's intent that the fees received will cover the Company's costs. However, these fixed fee arrangements may not cover all of the Company's costs incurred in fulfilling any such contract. Royalties or gross profit splits resulting from sales of products using the technology developed under the contract would enhance the Company's profitability if and when received.

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

 Impact of the Year 2000
 -----------------------
 Many computer systems experience problems handling dates beyond the year 1999. The Company continues to evaluate its computer systems and believes, based upon representations from its software suppliers, that its operating systems are substantially year 2000 compliant. In addition, the Company is implementing validation procedures designed to evaluate the year 2000 exposure of its significant suppliers, other vendors and customers whose systems may impact the Company's operations. However, it is impossible for the Company to monitor the systems of all with whom it interacts, and there can be no assurance that the failure of their systems would not have material adverse impacts on the Company's business and operations.


 PART II. OTHER INFORMATION


 Item 5. Other Information

    (a) During the second quarter James L. O'Callaghan joined the Company as Chief Financial Officer.

 Item 6. Exhibits and Reports on Form 8-K

           EXHIBITS

           The following exhibits are included as part of this report:

                      SEC
           Exhibit  Reference
           Number    Number     Title of Document
           --------------------------------------------
             1      (10)        Loan Agreement dated as of May 15, 1998

             2      (10)        Letter agreement dated August 7, 1998
                                Re: Waiver and Amendment of Agreements

             3      (10)        Letter agreement dated September 11, 1998
                                Re: Waiver and Amendment of Agreements

             4      (27)        Financial Data Schedule

           REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-k during the quarter ended June 30, 1998.



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        World Wireless Communications


 Date: October 30, 1998     By:   /S/ David D. Singer
				    ---------------------------
				    David D. Singer
				    President and Chief Executive Officer



 Date: November 2, 1998     By:   /S/ James L. O'Callaghan
                            ---------------------------
                            James L. O'Callaghan
                            Chief Financial Officer