Form 10-Q
period 1998-09-30
WORLD WIRELESS COMMUNICATIONS INC
filed 1998-11-20
CIK 1031744

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1998

                    Commission file Number      333-38567



                     WORLD WIRELESS COMMUNICATIONS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Nevada                              87-0549700
       -------------------------------           ------------------
       (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)


             2441 South 3850 West, West Valley City, Utah   84120
             ----------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number      (801) 575-6600


       150 Wright Brothers Drive, Suite 560, Salt Lake City, Utah 84116
       ----------------------------------------------------------------
                (Former address, if changed since last report)



Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   x   No  .

As of November 11, 1998, there were 11,290,643 shares of the registrant's Common Stock, par value $0.001, issued and outstanding.

                              TABLE OF CONTENTS


PART I. Financial Information

Item 1. Financial Statement:

        Condensed Consolidated Balance Sheets (Unaudited) -
        September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . .1

        Condensed Consolidated Statements of Operations (Unaudited)
        - for the Three and Nine Months Ended September 30, 1998
        and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

        Condensed Consolidated Statements of Cash Flows (Unaudited)
        - for the Nine Months Ended September 30, 1998 and 1997. . . . . . .4

        Notes to Condensed Consolidated Financial Statements (Unaudited) . .5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation . . . . . . . . . . . . . . . . . . . . . .8

PART II. Other Information

Item 5  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                    ASSETS

                                                    September 30, December 31,
                                                         1998         1997
                                                      ----------   -----------
Current Assets
 Cash and cash equivalents . . . . . . . . . . . . . .$  128,510   $   218,234
 Investment in securities available for sale . . . . .   130,399       188,354
 Trade receivables, net of allowance for doubtful
   accounts. . . . . . . . . . . . . . . . . . . . . .   610,775       345,433
 Other receivables . . . . . . . . . . . . . . . . . .   123,468        49,208
 Inventory . . . . . . . . . . . . . . . . . . . . . .   570,318       496,432
 Prepaid expenses. . . . . . . . . . . . . . . . . . .        -        232,143
                                                      ----------   -----------
    Total Current Assets . . . . . . . . . . . . . . . 1,563,470     1,529,804
                                                      ----------   -----------
Equipment  . . . . . . . . . . . . . . . . . . . . . . 2,666,619     1,589,248
 Less accumulated depreciation . . . . . . . . . . . .(1,056,148)     (455,985)
                                                      ----------   -----------
    Net Equipment. . . . . . . . . . . . . . . . . . . 1,610,471     1,133,263
                                                      ----------   -----------
Goodwill, net of accumulated amortization. . . . . . . 1,007,889     7,214,066
                                                      ----------   -----------
Other Assets, net of accumulated amortization. . . . .   478,841       535,154
                                                      ----------   -----------
Total Assets . . . . . . . . . . . . . . . . . . . . .$4,660,671   $10,412,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    September 30, December  31,
                                                        1998           1997
                                                     -----------   ------------
Current Liabilities
 Trade accounts payable. . . . . . . . . . . . . . . $   935,558   $   524,093
 Accrued liabilities . . . . . . . . . . . . . . . .     492,133       466,183
 Notes payable - current portion   . . . . . . . . .   2,775,895       814,925
 Capital lease obligation  - current portion . . . .     455,317            -
                                                     -----------   -----------
  Total Current Liabilities. . . . . . . . . . . . .   4,658,903     1,805,201
                                                     -----------   -----------
Long-Term Liabilities
 Notes payable . . . . . . . . . . . . . . . . . . .       4,224        34,977
 Capital lease obligation. . . . . . . . . . . . . .     398,601            -
                                                     -----------   -----------
  Total Long-Term Liabilities . . . . . . . . . . .      402,825        34,977
                                                     -----------   -----------
Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value; 1,000,000
  shares authorized; no shares issued  . . . . . . .          -             -
 Common stock - $0.001 par value; 50,000,000
  shares authorized; issued and outstanding:
  11,237,144 shares at September 30, 1998
   and 10,225,260 shares at December 31, 1997  . . .      11,237        10,225
 Additional paid-in capital. . . . . . . . . . . . .  22,562,218    20,915,068
 Unearned compensation . . . . . . . . . . . . . . .          -     (1,410,509)
 Receivable from shareholder . . . . . . . . . . . .     (59,078)      (18,409)
 Accumulated deficit . . . . . . . . . . . . . . . . (22,970,833)  (11,037,620)
 Accumulated other comprehensive income. . . . . . .      55,399       113,354
                                                     -----------   -----------
  Total Stockholders' Equity (Deficit) . . . . . . .    (401,057)    8,572,109
                                                     -----------   -----------
Total Liabilities and Stockholders'
 Equity (Deficit). . . . . . . . . . . . . . . . . . $ 4,660,671   $10,412,287
                                                     ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                       For the Three Months         For the Nine  Months
                                         Ended September 30,         Ended September 30,
                                      -------------------------   --------------------------
                                         1998          1997           1998          1997
                                      -----------   -----------   ------------   -----------
Sales.                                $ 1,184,759   $   496,125   $  3,551,716   $ 2,371,619

Cost of Sales. . . . . . . . . . . .    1,184,174       788,072      2,740,751     1,858,169
                                      -----------   -----------   ------------   -----------
Gross Profit . . . . . . . . . . . .          585      (291,947)       810,965       513,450
                                      -----------   -----------   ------------   -----------
Expenses
 Research and development . . . . .       544,105       392,205      2,480,617     2,239,143
 Selling, general and administrative      973,414       829,555      3,627,650     2,210,395
 Amortization of goodwill . . . . .       122,232       382,638        366,696       985,634
 Impairment of goodwill. . . . . .      5,839,481            -       5,839,481            -
 Interest expense . . . . . . . . .       523,606        11,829        749,262        34,426
                                      -----------   -----------   ------------   -----------
   Total Expenses. . . . . . . . .      8,002,838     1,616,227     13,063,706     5,469,598

Gain from Sale of SecuriKey
 Business . . . . . . . . . . .                -             -         319,528           -
                                      -----------   -----------   ------------   -----------
Net Loss . . . . . . . . . . . .      $(8,002,253)  $(1,908,174)  $(11,933,213)  $(4,956,148)
                                      ===========   ===========   ============   ===========
Basic and Diluted Loss Per
 Common Share . . . . . . . . .       $     (0.72)  $     (0.20)  $      (1.06)  $     (0.52)
                                      ===========   ===========   ============   ===========
Weighted Average Number of
 Common Shares Used in Per
 Share Calculation. . . . . . .        11,141,692     9,398,213     11,236,703     9,513,177
                                     ============   ===========   ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      -3-


                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                       For the Nine Months
                                                       Ended September 30,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------   ------------
Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . .        $ (11,933,213)  $ (4,956,148)
  Adjustments to reconcile net loss
    to net cash used by operating  activities:
    Amortization of goodwill . . . . . . . . . .        366,696        985,634
    Impairment of goodwill . . . . . . . . . . . .    5,839,481             -
    Depreciation and amortization of other assets
     and debt discount . . . . . . . . . . . . . .      661,594        212,149
   Purchased research and development. . . . . . .      300,000      1,258,000
   Compensation from stock options granted. . . .       322,140        265,500
   Interest paid with stock options . . . . . . .       184,750             -
    Stock issued for acquisition of contract . . .       75,000             -
    Gain on sale of SecuriKey business . . . . . .     (319,528)            -
    Changes in operating assets and liabilities,
     net of effects of business acquired:
       Accounts receivable . . . . . . . . . . . .     (286,011)       148,666
       Inventory . . . . . . . . . . . . . . . . .      (73,886)       (16,694)
       Other assets. . . . . . . . . . . . . . . .      614,028          3,170
       Accounts payable. . . . . . . . . . . . . .      411,465       (186,415)
       Accrued liabilities . . . . . . . . . . . .      123,354       (402,257)
                                                  -------------   ------------
  Net Cash and Cash Equivalents Used By
   Operating Activities. . . . . . . . . . . . . .   (3,714,130)    (2,688,395)
                                                  -------------   ------------
Cash Flows From Investing Activities
  Payments for the purchase of property and
   equipment. . . . . . . . . . . . . . . . . . .      (187,101)      (566,705)
  Proceeds from sale of property and equipment . .           -          10,754
  Proceeds from sale of SecuriKey business . . . .      372,499             -
  Advance payments to affiliates to be acquired. .           -        (224,764)
  Loan to an affiliate. . . . . . . . . . . . . .       (43,591)            -
  Proceeds from receivable from shareholder  . . .       10,000             -
                                                  -------------   ------------
  Net Cash and Cash Equivalents Provided By
     (Used By) Investing Activities. . . . . . . .      151,807       (780,715)
                                                  -------------   ------------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock . . . . .   1,051,323      4,196,218
  Proceeds from borrowings, net of discount. . . .    2,900,000        103,678
  Principal payments on notes payable. . . . . . .     (391,073)      (144,601)
  Principal payments on capital lease obligation .      (87,651)            -
                                                  -------------   ------------
  Net Cash and Cash Equivalents Provided By
   Financing Activities. . . . . . . . . . . . . .    3,472,599      4,155,295
                                                  -------------   ------------

Net Increase (Decrease) In Cash and
 Cash Equivalents . . . . . . . . . . . . . . . .       (89,724)       686,185

Cash and Cash Equivalents- Beginning of Period . .      218,234         37,278
                                                  -------------   ------------
Cash and Cash Equivalents - End of Period. . . . .$     128,510   $    723,463
                                                  =============   ============
                                                                   (Continued)


                 WORLD WIRELESS COMMUNICATIONS, INC
                          AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (UNAUDITED)


 Supplemental Cash Flow Information -
                                                       For the Nine Months
                                                       Ended September 30,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------   ------------
      Interest Paid . . . . . . . . . . . . . .   $     239,067   $     34,126
                                                  =============   ============

 Noncash Investing and Financing Activities -

 During the nine months ended September 30, 1998, the Company entered into certain capital leases for computer equipment and related software valued at $900,993. The Company issued 98,926 shares of common stock of which 10,000 shares, valued at $75,000, or $7.50 per share, were issued as a preliminary cost towards obtaining a manufacturing contract, 60,000 shares, valued at $300,000, or $5.00 per share, were issued as payment for radio technology, 5,000 shares, valued at $25,000, or $5.00 per share, were issued for a note receivable, and 23,926 shares were issued on the exercise of stock options by an employee, for which the Company received a note in the amount of $47,852.

 During the nine months ended September 30, 1997, $1,970 in long-term debt was converted into 5,630 shares of common stock at $0.35 per share. The Company issued 1,798,100 shares of common stock and 201,900 stock options in exchange for all of the issued and outstanding common stock of Digital Radio. In January and February 1997, the Company advanced $118,764 to Digital Radio. In conjunction with the acquisition of Digital Radio liabilities were assumed as follows:

    Fair value of assets acquired . . . . . . . . . . $1,112,399
    Purchased research and development. . . . . . . .  1,258,000
    Goodwill. . . . . . . . . . . . . . . . . . . . .  7,885,075
    Common stock issued and stock options granted . . (8,674,062)
                                                      ----------
    Liabilities Assumed . . . . . . . . . . . . . . . $1,581,412
                                                      ==========







             WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for the year beginning January 1, 2000, and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but does not expect the impact to be material.

NOTE 2-COMMON STOCK

During the third quarter of 1998, the Company issued 1,958 shares on the exercise of options for which the Company received $3,916 in cash, with an average exercise price of $2.00 per share.

NOTE 3-ACQUISITION OF PURCHASED RESEARCH & DEVELOPMENT

In May 1998, the Company acquired proprietary and intellectual property rights in and to spread spectrum radio technology which has been accounted for as purchased research and development. The acquisition of this technology provides the Company with the ability to modify and update the technology for use in its other radio products. The purchase price was $305,651, of which $300,000 was paid by the issuance of 60,000 common shares valued at $5.00 per share, with the balance being paid in cash for closing and related costs. Additionally, the Company loaned $66,975 to the seller to retire certain business debts. Of this amount, $41,975 was paid in cash and carries interest at 10%. The balance of $25,000 was advanced through the issuance of 5,000 common shares, valued at $5.00 per share, to two creditors of the seller. The seller executed an unsecured promissory note which is due on demand after the earlier of registration by the Company of the 60,000 shares of common stock or June 22, 1999.

NOTE 4-BRIDGE LOANS AND WARRANTS

In May 1998, the Company executed certain bridge loans, in the amount of $2,500,000. The notes were initially issued with interest at 10% per annum, and later the notes were modified, retroactively, to bear interest at 16% per annum. The interest is payable quarterly, commencing on August 15, 1998. The notes are due on May 15, 1999 and are secured by substantially all of the assets of the Company. The notes become due earlier on a pro-rated basis if the Company receives proceeds from issuance of equity securities. Proceeds from the sale of securities to the Company's principal shareholder group are exempt from this requirement.

In conjunction with these notes, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $3.00 per share, which was later reduced to $0.75 per share. The warrants expire on May 15, 2003. In the event the Company fails to repay the notes at their maturity, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of common stock, exercisable for up to five years at an exercise price of $2.50 per share, payable at the rate of 83,333 shares of common stock for each 90-day period during which the default continues. The Company is obligated to register the underlying shares and bear the cost burden of such registration.

The detachable warrants had a fair value of $867,856, or $3.47 per warrant on the date issued, which has been accounted for as a discount of the related notes and a credit to additional paid-in capital. The remaining $1,632,144 of the loan's proceeds was allocated to notes payable. The fair value of the warrants was estimated on the date issued using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 64.0%, risk-free interest rate of 5.0% and expected life of the warrants of 5 years. Interest expense from the amortization of the discount on the notes payable was $510,195 during the three months ended September 30, 1998.

NOTE 5-REPURCHASE OF UNVESTED EMPLOYEE STOCK OPTIONS

In April 1998, the Board of Directors approved the repurchase of 638,236 unvested employee stock options for $6,382, or $0.01 per share which were granted during the fourth quarter of 1997. The Company has recognized compensation expense, relating to these options, of $412,005 and $94,886 in the first and second quarters, respectively. As a result of the repurchase, the Company eliminated $903,619 of unearned compensation.

NOTE 6-LEASE COMMITMENTS

Subsequent to June 30, 1998, the company entered into an operating lease agreement to lease a building which allows the Company to bring together its corporate headquarters, manufacturing facilities and its main engineering facilities.

The future minimum lease payments for leases as of September 30, 1998 are as follows:

        For the Year Ending
          December 31,                    Capital        Operating
       --------------------              ---------      -----------
              1998                       $  41,467      $    90,831
              1999                         163,172          362,554
              2000                         130,605          348,492
              2001                          16,048          287,064
           Thereafter                           -           946,566
                                         ---------      -----------
       Total Minimum Payments              351,292      $ 2,035,507
                                                        ===========
       Less amount representing            (40,100)
                                         ---------
       Present value of net minimum
        lease payments                   $ 311,192
                                         =========


NOTE 7-CONTINGENCIES

PURCHASED SOFTWARE RETURNED -The Company leased computer aided design software which did not perform as specified; the software, which cost $550,887, was returned to the seller. The Company has requested a cancellation of the $735,207 debt including a technical support agreement in the amount of $184,320. The seller has retained an attorney in an attempt to collect the debt. The Company is currently negotiating with the attorney to settle the matter.

SETTLEMENT OF UNASSERTED CLAIM - Although formal legal action was not initiated, a former officer of the Company threatened litigation against the Company following his resignation as an officer and as a director in October 1997. The resignation was the result of a dispute over compensation involving, among other things, a claim by the former officer and director that the Company had agreed to grant him options to purchase 275,000 shares of the Company's common stock at a price of $2.00 per share in connection with his employment, and had later disaffirmed such obligation. During November 1998, the former officer and the Company agreed to a General Mutual Release (the "Release") wherein the Company agreed to pay $4,000 for accrued salary and other compensation, and to issue the former officer stock options to purchase 55,000 common shares at $6.50 per share expiring in three years from the date of the Release. The options had a fair value of $10,063 on the grant date.

NOTE 8-IMPAIRMENT OF GOODWILL

As of September 30, 1998, the Company evaluated the recoverability of the Digital Radio goodwill and determined that circumstances now indicate an inability to recover the carrying amount. Accordingly, impairment loss of $5,839,481 has been recognized during the third quarter of 1998 to adjust the carrying amount to its estimated net future cash flows. Based on future expected cash flows from technology acquired from Digital Radio, the value of the asset group, including goodwill, was reduced to approximately $900,000 with goodwill comprising $600,000 of that amount.

NOTE 9-COMPREHENSIVE LOSS

The Company adopted SFAS No. 130, Reporting of Comprehensive Income, as of the beginning of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income or loss and its components. Other comprehensive income of the Company consists of unrealized losses on investment in securities available-for-sale. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it only affects where those items are displayed and how they are described. Comprehensive loss is computed as follows:

                                        For the Three Months        For  the Nine Months
                                         Ended September 30,         Ended September 30,
                                      -------------------------   --------------------------
                                         1998           1997           1998         1997
                                      -----------   -----------   ------------   -----------
Net Loss                              $(8,002,253)  $(1,908,174)  $(11,933,213)  $(4,956,148)

Other Comprehensive Income
  Unrealized loss on investment
   in securities available-for-sale       (39,843)           -         (57,955)           -
                                      -----------   -----------   ------------   -----------
Comprehensive Loss                    $(8,042,096)  $(1,908,174)  $(11,991,168)  $(4,956,148)
                                      ===========   ===========   ============   ===========

NOTE 10-SUBSEQUENT EVENTS

Subsequent to September 30, 1998, the Company issued 53,499 shares of common stock upon the exercise of options for which the Company received $40,333 in cash, at an average exercise price of $0.75 per share. Additionally, the Company issued 30,247 shares of common stock in payment of accrued interest of $15,123 or $0.50 per share.

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

Three- Months Ended September 30, 1998 and September 30,1997

Sales in the three-month period ended September 30, 1998, were $1,184,759 compared to sales of $496,125 during the three-month period ended September 30, 1997. The Company's principal source of revenue for the three-months ended September 30, 1998, was a design and development contract with Williams Telemetry, a Williams company, in the amount of $600,663 and design and development project for Kyushu Matsushita Electric Co. ("KME"), in the amount of $210,975. Other significant revenues include contract manufacturing of $161,036 and sales of the Company's own branded goods of $112,085. Significant revenues for 1997 were derived from an engineering contract with KME in the amount of $432,000.

Cost of sales for the three-months ended September 30, 1998, were $1,184,174 compared to cost of sales for the three-month period ended September 30, 1997, of $788,072. Cost of sales as a percentage of sales decreased from 159% to100% in the three-months ended September 30, 1998. The related gross profit for the three-months ended September 30, 1998 was $585 compared to $(291,947)for the three-month period ended September 30, 1997.

The Company incurred research and development costs of $544,105 during the three-months ending September 30, 1998, compared to $392,205 during the three-months ending September 30, 1997. These costs relate to the development of proprietary data radio technology.

The Company's selling, general and administrative expenses for the three-months ended September 30, 1998 increased to $973,414 from $829,555 for the three-month period ended September 30, 1997. During the three months ended September 30, 1998, the Company reduced its employees by approximately 30%. However, the Company had increased the number of its higher paid employees as a result of acquisitions in 1997. The Company also increased staffing in anticipation of the launch of the Company's proprietary radio products. The increase in costs was also attributable to its maintenance of duplicate administrative facilities and related administrative expenses by virtue of its two business locations in Utah. Management eliminated duplicate administrative efforts by consolidating into one facility during October 1998.

The Company's management evaluated the recoverabilty of the goodwill attributable to the acquisition of Digital Radio Communications Corporation and circumstances now indicate the inabilty to recover the carrying amount. Accordingly, impairment of this asset of $5,839,481 has been recognized during the three month period ended September 30, 1998

Interest expense for the three-months ended September 30, 1998, increased to $523,606 from $11,829 for the three-month period ended September 30, 1997, which increase was attributable to the greater amount of the Company's outstanding borrowings during the current period. Of which $401,714 resulted from the amortization of debt discount.

The Company's net loss of $8,002,253 for the three-months ended September 30, 1998, represents an increase from the net loss of $1,908,174 for the three-months ended September 30, 1997, as a result of the above items.

Nine Months Ended September 30, 1998 and September 30,1997

Sales in the nine-month period ended September 30, 1998, were $3,551,716 compared to sales of $2,371,619 during the nine-month period ended September 30, 1997. The Company's principal source of revenue for the nine-months ended September 30, 1998, was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,366,736. Other significant revenues include contract manufacturing of $439,108 and sales of the Company's own branded goods of $331,710. Significant revenues for 1997 were derived from an engineering contract with Kyushu Matsushita Electric
Co. ("KME") in the amount of $1,296,000 and contract manufacturing services, including sales of SecuriKey products, of $775,619. The SecuriKey business was sold to a prior employee/shareholder and no revenues were recorded in 1998.

Cost of sales for the nine-months ended September 30, 1998, were $2,740,751 compared to cost of sales for the nine-month period ended September 30, 1997, of $1,858,169. Cost of sales as a percentage of sales decreased from 78% to77% in the nine-months ended September 30, 1998. The related gross profit for the nine-months ended September 30, 1998 was $810,965 or 23% of sales compared to $513,450 or 22% of sales for the nine-month period ended September 30, 1997.

The Company incurred research and development costs of $2,480,617 during the nine-months ending September 30, 1998, relating to the development of proprietary technology. Included in the $2,480,617 is $305,651 of purchased research and development expense arising out of the acquisition of radio technology in May 1998. The amount spent on research and development for the nine-month period ended September 30, 1998 was greater than the amount spent for the nine-month period ended September 30, 1997 of $2,239,143 of which $1,258,000 was for purchased research and development expense arising out of the acquisition of Digital Radio in February 1997.

The Company's selling, general and administrative expenses for the nine-months ended September 30, 1998 increased to $3,627,650 from $2,210,395 for the nine-month period ended September 30, 1997. Included in the $3,627,650 is $506,891 of non-cash compensation relating to the grant of stock options in December 1997. Such increase also reflected a substantial increase in the average number of employees of the Company to approximately 90 in the current year as compared to an average of approximately 50 employees in the prior year. During the three months ended September 30, 1998, the Company reduced its employees by approximately 30%. However, the Company had increased the number of its higher paid employees as a result of acquisitions in 1997. The Company also increased staffing in anticipation of the launch of the Company's proprietary radio products. The increase in costs was also attributable to its maintenance of duplicate administrative facilities and related administrative expenses by virtue of its two business locations in Utah. Management eliminated duplicate administrative efforts by consolidating into one facility during October 1998.

Interest expense for the nine-months ended September 30, 1998, increased to $749,262 from $34,426 for the nine-month period ended September 30, 1997, which increase was attributable to the greater amount of the Company's outstanding borrowings during the current year. Of which $510,195 resulted from the amortization of debt discount.

The Company's net loss of $11,933,213 for the nine-months ended September 30, 1998, represents an increase from the net loss of $4,956,148 for the nine-months ended September 30, 1997, as a result of the above items.

During April 1998, the Board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share. These options were granted during the fourth quarter of 1997. The repurchase enables the Company to discontinue charging the difference between fair market value in the stock at the time of option grant and the option exercise price to operations.

Liquidity and Capital Resources

The Company's liquidity at September 30, 1998 decreased compared to December
31, 1997.    Current assets increased by $33,666  although, short term
borrowings increased by $2,853,702.

In order to sustain operations, the Company borrowed $2,500,000 pursuant to an offering of units consisting of (a) its Senior Secured Notes, maturing on or around May 15, 1999 and bearing simple interest at the rate of 16% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable for up to five years from the date of issuance at an excise price of $.75 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $2.50 per share (subject to adjustment under certain circumstances), payable at the rate of 83,333 shares of Common Stock for each 90-day period thereafter during which such default continues. Such offering was made in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. Nevertheless, in management's opinion, the Company will not be able to satisfy its needs for additional capital through borrowing, but will be able to meet these needs only by issuing additional equity securities. Thus, the Company is attempting to secure additional financing of up to at least $5,000,000 through the sale of its equity securities but no such financing has been consummated. The note shall be mandatorily prepaid in the event that the Company closes an offering of its securities, whether through one or more private placement or secondary public offerings in which the Company raises gross proceeds from such transaction or transactions of at least $2,5000,000. Moreover, there can be no assurance that the Company will be able to obtain any additional capital or, if so, on terms acceptable to it.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

The company operates under various contracts with the Williams Company's to develop principally two systems; an Automatic Meter Reading System (AMRS) and a wireless pipeline Supervisory Control and Data Acquisition Systems (SCADA)

Management believes that as deregulation of natural gas and other utilities continues, multiple utility suppliers will be serving a given city, neighborhood, or industrial park. Consequently, it will become more difficult and time consuming for utility companies to read meters as they will generally not be the provider to every user in the city or neighborhood which will increase the cost effectiveness of reading utility meters remotely. Management believes that the Williams Telemetry Network, described in detail in the Prospectus dated February 17, 1998, is a viable alternative to the current practice of manually reading meters. Additionally, management believes that William's position as an affiliate of a major transporter of natural gas in the United States positions it to successfully market its telemetry network, which currently is designed to use collector and repeater radios supplied by the Company to gather and transmit data.

Slower than anticipated market adoption of the Williams AMRS has diminished projected revenues fro the original estimates of $70 million over the years 1998-2000. the company continues to develop and improve AMRS products under contract with Williams, however, there are no firm commitments from Williams for AMRS products at this time.

SCADA: Management believes that deregulation of utilities will also increase the need for petroleum transporters to monitor and control the distribution of their product. Management believes that wireless data collection and transmission systems are optimal solutions for energy transporters whose pipelines often traverse remote locations not economically served by traditional communicatin systems such as telephones.

The Company has delivered initial quantities of SCADA systems to Williams, and anticipates receiving orders from Williams for several million dollars that will ship during 1999.

Management believes that the completion of development of AMRS and SCADA systems, along with completion of proprietary radio products may result in significant increases in sales. However, that may lead to working capital requirements which would not be provided for from funds generated by the initial sales of the products. The Company is currently investigating the prospects of a private placement and ultimately a secondary public offering to meet its working capital and operating needs. However, there is no assurance that sufficient capital or any capital will be raised from such endeavors.

On October 15, 1998 the Company entered into a 7-year lease for a 34,000 square foot facility in West Valley City, Utah. The Company consolidated its American Fork, and Salt Lake City, Utah operations and staff into the new facility. Management expects the new facility to provide sufficient manufacturing and office space for the foreseeable future. However, if additional capacity were required, management would consider out-sourcing a portion of the manufacturing overload.

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

The Company completed development under a contract with (KME) that calls for royalty payments upon shipment of certain KME products. Shipments of KME products containing the company's technology have began during the third quarter of 1998, and management expects royalty payments from the contract may begin during the fourth quarter of 1998. Additionally, the company entered into follow-on fixed fee contracts with KME. It is management's intent that the fees received will cover the Company's costs. However, these fixed fee arrangements may not cover all of the Company's costs incurred in fulfilling any such contract.

In anticipation of obtaining additional design and development contracts, management must continually recruit and hire additional RF (radio frequency), software, firmware, digital engineers and sales engineers with RF experience. It is extremely difficult, time-consuming and expensive to find engineers qualified in those fields. There is no assurance the Company will be able to locate and hire such qualified engineers. Associated with the hiring of each engineer is the need for test and development equipment, software and work stations, which increases the Company's cash requirements.

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


PART II. OTHER INFORMATION


Item 5. Other Information


Item 6.      Exhibits and Reports on Form 8-K

       EXHIBITS

       None

   REPORTS ON FORM 8-K

   The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             World Wireless Communications



Date:  November 19, 1998                    By:  /S/   David D. Singer
                                            -------------------------------
                                            David D. Singer
                                            President and Chief Executive
                                            Officer



Date:  November 19, 1998                    By:  /S/   James L. O'Callaghan
                                             -------------------------------
                                            James L. O'Callaghan
                                            Chief Financial Officer