Form 10-K/A
period 1998-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-04-19
CIK 1031744

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K/A
                          AMENDMENT NO. 1

     [ x ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the fiscal year ended December 31, 1998

     [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ________________ to _________________

               Commission file    333-38567

               WORLD WIRELESS COMMUNICATIONS, INC.
               (Name of registrant in its charter)

            Nevada                                        87-549700
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

2441 South 3850 West, West Valley City, Utah                  84120
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number                 (801) 575-6600

Securities registered under Section 12(g) of the Exchange Act:

                              None
           __________________________________________
                        (Title of Class)
           __________________________________________
                        (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
 No      .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]     Not applicable.

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (i.e., March 31, 1999) was $16,440,918.
     As of December 31, 1998 there were 13,920,400 shares of the registrant's common stock issued and outstanding.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Background

     The Company and its subsidiaries are principally engaged in the design, development and manufacture of wireless communications technology, systems and products. The Company also provides contract manufacturing services to the electronics and wireless communications industry.

     Prior to its acquisition of Digital Radio Communications Corporation ("DRCC") in February 1997, a substantial majority of the Company's revenues were derived from sales of SecuriKey(R), a small hardware device that prevents the unauthorized use of software protected by a SecuriKey system, and related software products. At the time of its acquisition by the Company, DRCC was in the process of developing a number of proprietary wireless communications products, and provided wireless design, development and manufacturing services on a contract basis. With the acquisition of DRCC, the Company's business focus shifted to the design, development and manufacture of wireless communication technology, systems and products, although the Company continues to provide contract manufacturing services. Sales of SecuriKey products did not contribute materially to revenues in 1997 (approximately 5%), and that product line was sold by the Company in January 1998.

Wireless Communications Products

     Electronic communications devices take many forms, including mobile telephone, broadcast television and radio products. The central problem in modern communications is developing the means to transmit large volumes of data over long distances without losing or distorting the information in the most cost effective manner. Wireless communications, using radio transmission rather than transmission over a wire or cable, is an increasingly important segment of the communications industry.

     As illustrated below, wireless communication devices fall under various names (television, radio, cellular, microwave, among others), but all utilize the electromagnetic spectrum. This spectrum is the range of all electromagnetic waves differentiated according to the frequency of the particular wave. An electronic communication device is usually named according to the wave frequency at which the device operates. Frequency is the number of cycles per second in a wave and is measured in hertz (Hz). One hertz is one cycle per second. The radiowave spectrum ranges from a few kilohertz (Khz) to 40 gigahertz (Ghz), or 40,000 megahertz (MHz). Portions of the radiowave spectrum are dedicated to specific uses, as follows:

Wireless Device                    Frequency
- ----------------                 ---------
AM radio                           535 - 1635 Khz
Analog cordless phones             44 - 49 MHZ
TV channels (VHF)                  54 - 88 MHZ
FM radio                           88 - 108 MHZ
TV channels (VHF)                  174 - 216 MHZ
TV channels (UHF)                  470 - 806 MHZ
RF wireless modems                 800 MHZ
Cellular phones                    806 - 890 MHZ
Digital cordless phones            900 MHZ
Personal communication services    900 - 929 MHZ
Nationwide rs                      929 - 932 MHZ
Two-way rs                         932 - 940 MHZ
Satellite phones uplink            1610 - 1626.5 MHZ
Satellite phones downlink          2483.5 - 2500 MHZ
Satellite TV, large dish           4 - 6 GHz
Satellite TV, small dish           11.7 - 12.7 GHz
Wireless "cable" TV                28 - 29 GHz

Existing Products

     The Company's wireless communications products are designed to transmit and receive voice, video and data in applications where a hard-wired system is cost prohibitive or simply more expensive. The Company's principal line of existing products is a series of low speed digital radios (LSDRs) and related devices. These products are suitable for use in a telemetry network which has been developed by Williams Wireless, Inc., doing business as "Williams Telemetry Services" (hereinafter "Williams"), a subsidiary of The Williams Companies, Inc. The initial sales of products in this line were made to Williams in September 1997.

Description of Existing Products

     Products which the Company has developed for use in and have been purchased for use and testing by Williams include devices called Telemetry Interface Modules, or TIM(TM)s, which operate at the point of data origination. For example, in the Williams Telemetry Network the TIM(TM)s units are designed to be mounted on meters and other devices to be monitored. The function of these TIM(TM)s is to gather and transmit data to a data collection and forwarding point called a WinGate(TM) unit, which includes a wireless receiver/transmitter. The WinGate(TM) unit forwards the data to an operating center via a wide area network. Once the data arrives at the operating center, it is recorded and stored in a computer system.

     The TIM(TM)s are short range (up to 1200 feet) transmitters which transfer data at rates up to 9600 bits per second, and function over the entire industrial temperature range (-40oF to 185oF). The Company has at least two TIM(TM)s models available, which differ primarily in frequency coverage, modulation type and power.

     The WinGate(TM) units utilize Low Speed Digital Radio ("LSDRs") which are matched to the TIM(TM)s units from which they receive data. In this context, "low speed" refers to speed of transmission which, for the Company's LSDRs, ranges from 1200 to 9600 bits per second ("bps"). The Company presently has a number of LSDR models available, three of which (the LSDR 100, the 900 MHZ Hopper Radio and the 900 MHZ Micro - Hopper Radio) have been sold to Williams for use and/or testing in the Williams Telemetry Network. Like the TIM(TM)s units, the various LSDR models differ primarily in frequency coverage, modulation type, range and power.

     The Company's LSDRs are designed to provide a wireless communication link for multiple locations, with a range of up to 35 miles under "unobstructed" line of sight conditions. The products are intended for use primarily in remote monitoring systems in which data must be transmitted from multiple locations and collected at one central location, e.g., to monitor data such as capacity, temperatures and flow rates from underground or above ground fuel tanks and oil and gas pipeline meters. Radios can be spread out over numerous locations to transmit data large distances within a line of sight and the data will be collected and processed in one central location for processing. Data and power requirements for the radios are low, allowing the radios to run on battery or solar energy. LSDR communications do not require a license from the Federal Communication Commission ("FCC") and there is no FCC restriction on the type of data being transmitted.

     An important feature of certain of the Company's LSDR products involves the use of spread spectrum (meaning a wide frequency bandwidth) solutions to facilitate the wireless transmission of data. Spread spectrum wireless devices are required to modulate and demodulate a signal that is "spread" across a wide bandwidth to reduce interference and provide enhanced security. "High power" systems (from 0.10 to 1.0 watts) which operate in the ISM (Industrial, Scientific and Medical) bands (902 - 928 MHZ, 2400 - 2483.5 MHZ, and 5725 - 5850 MHZ) can only use spread spectrum techniques. Under Part 15 of the FCC Telecommunications Code, these ISM bands do not require the customer to pursue costly and time consuming FCC licensing approval and eliminate usage charges involved with transmitting data via cellular networks. Thus, they are desirable for many wireless applications, including telemetry systems for use in data collection, high-speed wireless communication links between buildings on corporate and other campuses, wireless speaker connections and other peripheral applications.

     During 1998, revenue from the sales of the Company's existing radio products and SCADA systems (other than antennas) were $51,619.

Williams

     The Williams Telemetry Network is a fixed wireless network intended by Williams principally for use by utility companies to collect gas, water and electric usage data, and to closely monitor usage on a "real time" basis when required. A wireless monitoring unit mounted on a meter or other device to be monitored gathers data and transmits it to a local WinGate(TM) collection point, which then relays the data to a centralized operating center. While automated meter reading is the most immediate potential application for the Williams Telemetry Network, its possible uses also include alarm monitoring, a reliable back up to telephone reporting and other, similar applications.

     As described elsewhere in this Report, the Company's initial sales of wireless communications products occurred in September 1997, and sales to date have been extremely limited. A number of the Company's wireless communications products were introduced as part of the Williams Telemetry Network for the first time in mid-September 1997 at the Automated Meter Reading Association Trade Show in Chicago. At the present time, Williams has installed its telemetry system with a number of national companies for testing under normal commercial conditions.

     In December 1997, the Company received its initial orders for equipment under a Technical Development and Marketing Alliance Agreement with Williams. See "Contract Design and Development" below. The orders cover products, described below, designed and manufactured by the Company and used in the Williams Telemetry Network. The delivery schedule established by the orders initially called for shipments of approximately $2.25 million in the first quarter of 1998, increasing to approximately $3.1 million per quarter in each of the last three quarters of 1998, and with significant increases in shipments scheduled during calendar 1999. Total sales under these orders, if completed in full by the end of 1999, would have amounted to $70 million. However, quantities and shipping dates in any calendar quarter are subject to adjustment by Williams upon notice 90-days prior to the first scheduled delivery in the quarter if customer demand or other factors beyond Williams' control make such adjustment necessary.

     Williams did not implement the orders originally contemplated under the above agreement during 1998. Instead Williams decided to redesign the Company's products to meet with Williams' further technical specifications.
In addition, there was a delay in submitting the system to the FCC for clearance. While FCC certification was obtained prior to the end of 1998, the system had been submitted to Underwriters Laboratories for approval as of the end of December, 1998 and such request for approval was pending as of that date and as of the date hereof.

     As of a result of these delays in the fulfillment of orders from Williams, the Company in 1998 derived revenues from Williams of only $2,664,000, of which $2,434,000 consisted of engineering services relating to changing the wireless system products for the Williams Telemetry Network, and $230,000 from the sale of material and labor to Williams.

     Antenna Products:

     In November 1997, the Company acquired certain business assets of Austin Antenna, Ltd., including the name "Austin Antenna", and the outstanding stock of a corporation related to Austin Antenna which the Company now operates as a wholly owned subsidiary under the name Austin Antenna, Ltd. The acquired entities and assets were primarily employed or engaged in the design and engineering of antenna products for various industries and customers, including the Company. However, the Company does not intend to continue the antenna engineering and design activities previously conducted by the acquired entities. During 1998, revenues from the sales of antennas were $411,303. Moreover, the Company does not expect antenna products to contribute materially to its consolidated net sales or income in the foreseeable future.

Proposed Products

     The Company currently has a number of products in various stages of development, the two most significant of which are a High Speed Digital Radio and a Low Cost Spread Spectrum Radio.

     High Speed Digital Radio (HSDR)

     The Company has developed a pre-production working prototype High Speed Digital Radio. HSDR can be used as a wireless link to transmit digitized information (data, voice or video) to and from locations within a "line of sight" at high speeds (i.e., up to 2.048Mbps). This transmission rate is faster than "T1" wired lines at the present time. T1 is a data transmission standard at which 1.544 megabits are transmitted per second. Furthermore, HSDR is a private network so users avoid the access delays caused by excessive traffic and high costs of using T1 lines.

     HSDR technology can be adapted to a variety of applications, depending upon the user's communication requirements. One HSDR application for data sensitive companies is to set up data links to off-site data storage and back-up facilities which are capable of handling large volumes of information. This application provides a user with an inexpensive real time back-up system in the event of a disaster or other malfunction to the main or primary line of transmission.

     HSDR also can be used as a "short hop" teleconferencing and/or video-conferencing system. The private network can connect two or more line of sight locations with telephone service and/or video service allowing unlimited access and usage with the cost of local and long distance telephone charges. The installation of a private communication link is very cost effective because of the low installation cost and lack of additional usage charges. Moreover, HSDR can be used to establish a wireless Local Access Network (LAN) to interconnect multiple computers that need to share information.

     HSDR operates at frequencies classified under Part 15 of the FCC Telecommunication Code, and, as a result of this classification, no license is required nor is there any restriction on the type of data being transmitted.

     Low Cost Spread Spectrum Radio (LCSSR)

     The Company has developed proprietary technology for a low cost, spread spectrum radio which the Company believes can be sold in quantity for less than $20 per radio. As a result, the LCSSR has the potential of substantially reducing the cost of such consumer products as cordless telephones, wireless speakers, wireless telephone jack extensions, wireless keyboards, wireless printer connections, security devices and wireless toys. An LCSSR device was the principal product involved in the Company's design and development contract with Kyushu Matsushita Electric Co., discussed below under the caption
"Contract Design and Development".   During 1998, the Company completed its
development of two LCSSR (the LSDR 60 and LSDR 100), and is currently working on the development of two additional LSDRs.

     Products for Motorola, Inc.

     In December, 1998, the Company entered into a Value Added Reseller
agreement with Motorola's Inc.   Under the agreement, the Company will sell and
incorporate Motorola's MOSCAD Remote Terminal Units, along with the Company's complimentary line of HART interface devices, legacy SCADA (Supervisory control and Data Acquisition) protocol converters and VSAT interface products for SCADA and Telemetry applications. MOSCAD is the Motorola line of products specifically designed to the requirements of fixed data applications. It provides the features of both a Remote Terminal Unit (RTU) and a Programmable Logic Controller (PLC). This combination allows the Company provide RTUs with hardware and software for monitoring and control in the oil/gas, water/wastewater, irrigation and electric industries. The Company derived no revenues under this agreement in 1998.

     Xtra-Web Products

     In early 1999, the Company successfully implemented its proprietary Xtra-Web network for integrating wireless solutions with Internet technologies. The Company's Xtra-Web network allows data from a remote wireless radio frequency (RF) system to be accessed via a secure, encrypted Internet
connection using a standard Web browser.   The data is available to any
Internet-accessible remote location to simplify the control, access and monitoring of those devices. Currently, Xtra-Web is used to monitor, via the Internet, data on energy use from an automatic meter reading (AMR) system with Modesto Irrigation District in Modesto, California.

     Applications for Xtra-Web in addition to AMR include remote monitoring and control of wireless supervisory control and data acquisition (SCADA) implementations in the oil and gas pipeline; environmental control; water and wastewater management; and heating, ventilation and air conditioning (HVAC) industries. Other applications include data access and monitoring for vending machines, medical devices, and security systems.

Contract Design and Development

     The Company's business has included providing engineering, design and development services to client specifications on a fee for services basis. At the present time, the Company is not seeking design and development service contracts except in "partnering" situations in which the Company would have an ownership interest in the products and/or technology which are the subject of the contract. The two most significant such contracts, entered into in 1997 and continued in 1998 with Kyushu Matsushita Electric Co. and Williams Wireless, Inc., are described below.

     Kyushu Matsushita Electric Co. (Panasonic) Contract

     In April 1997, DRCC entered into a contract with Kyushu Matsushita Electric Co., Ltd. ("KME" which is also known as Panasonic) to develop low cost spread spectrum radio technology for use in certain KME products. Under the terms of the contract, KME agreed to pay the Company $1,296,000 for its services in three installments of $432,000, subject to the Company's satisfaction of certain performance goals. The Company received the initial installment in May 1997, and the second installment and one-half of the third installment in September 1997, following KME's evaluation of certain prototypes furnished by the Company. The Company received all of such balance by the end of 1998, following KME's evaluation of final working samples.

     As part of its development contract with KME, the Company granted KME a world-wide, non-exclusive license to use or authorize the use of any patents, copyrights, technical know-how and other intellectual property rights embodied in the Company's LCSSR technology in the manufacture of KME products, and agreed not to license others to use technology which is developed under its contract with KME in connection with any telephone-related products for a period of two years from the first shipment of KME products using the technology. In consideration for these rights and the Company's services, KME agreed to pay royalties to the Company on sales of KME products using the technology above a prescribed minimum amount of sales for a period of two years from the initial shipments of any such products. No royalty is paid on sales of the first 600,000 units of product using the technology. A royalty of $1.00 per unit of product sold is payable on sales of units 600,001 through 1,000,000. Thereafter, the royalty is $.50 per unit on all units sold until the second anniversary of the date of the first sale of products using the technology. The Company is unable to predict the amount of any royalties which it may receive under this license, or whether it will receive any royalties.

     In 1998, the Company entered into an agreement with KME to develop a key wireless RF transmitter/receiver utilized in KME's new 5.7GHz MicroCast . The MicroCast is a convergence appliance that allows home personal computers to distribute and control personal computer - based interactive media and Internet
content using a standard TV set.   The MicroCast enables consumers to control
their personal computer remotely using a keyboard, joystick, and/or mouse from other rooms in the home. Two of the three-piece system use the Company's designs for the video and audio baseband and the 5.7GHz RF technology, the newest and highest performance RF technology available to consumers today.

     Under its MicroCast contract with KME, World received a development fee of $50,000, of which the entire amount was paid in 1998, and will receive royalty payments for a two-year period commencing on the first shipment, currently scheduled for introduction in 1999. A royalty of $1.50 per unit of product sold is payable on each unit sold. The Company is unable to predict the amount of any royalties it may receive under this Agreement.

     In addition, the Company entered into a second technical development agreement with KME in October, 1998 to provide additional technical services relating to KME's existing Gigarange telephone. Under this agreement, the Company was to be paid a development fee of $400,000 for services rendered, of which $200,000 was paid in 1998 and the balance of which is expected to be paid during the first half of 1999.

     Williams Wireless, Inc. Contract

     In September 1997, the Company entered into a Technical Development and Marketing Alliance Agreement (the "TDMA Agreement") with Williams Wireless, Inc., pursuant to which the Company has agreed to assist and cooperate with Williams in developing and manufacturing "Telemetry Radio Products", which are generally defined in the agreement as wireless radios for transmitting and/or receiving data as part of the Williams Telemetry Network. The TDMA Agreement, which followed a letter of understanding entered into by the parties in June 1997 and a relationship between the companies which pre-dated the letter of understanding in the course of which the Company developed a "proof of concept" radio for use in Williams' information gathering network, was amended and restated in December 1997 in connection with Williams' issuance of its initial orders for equipment under the Agreement, as described under the caption "Existing Products" above.

     Under the TDMA Agreement, as amended and restated in December 1997, Williams may, but is not required to, contract with the Company for specific system engineering and design services to create Telemetry Radio Products. The Company would have the exclusive right to manufacture any Telemetry Radio Products which were designed exclusively for use in Williams' network, so long as the Company met prescribed quality and other performance criteria. Williams would "own" such products, but the technology used in creating the products (including components that the Company has patented or for which it holds a copyright, and all drawings, specifications, prototypes and circuit boards relating thereto) would remain the property of the Company, provided that Williams would have a royalty-free license to use the technology in its telemetry network. The Company also has a non-exclusive right to market Williams' information gathering service on terms mutually agreeable to the parties, based upon a "standard" Williams marketing agreement which is in the process of development.

     As indicated above under the caption "Existing Products", the Company has designed and developed a number of LSDR products and related devices that have been sold to Williams for use in the Williams Telemetry Network. While these products meet the definitions of "Telemetry Radio Products" used in the TDMA Agreement, since they were developed outside the Agreement, the Company retains all property rights to such products, subject to Williams' right to use the technology associated with the products in its telemetry network. Sales prices to Williams for existing products were negotiated between the Company and Williams. Such terms relating to further products which Williams may call upon the Company to develop under the TDMA Agreement would be negotiated at that time.

     During 1998, the Company redesigned a number of LSDR products and related devices for use by Williams both in the monitoring of oil and gas pipeline information and separately for other automatic meter reading purposes.

Other Third Parties

     During 1998, the Company engaged in a number of other development agreements for third parties, including, without limitation, developing a point-of-sale device for supermarkets for Klever Marketing Inc. and an asset tracking system for Eagle Eye Technologies.



Contract Manufacture and Assembly

     The Company performs assembly and manufacturing services for other manufacturers and vendors of medical, communications, computer graphics and consumer electronic products at its Salt Lake City manufacturing facility. In the current fiscal year, the Company has provided manufacturing and assembly services for such customers as Williams, Bourns, Klever Kart Inc., Len Gordon, L-3 Communications, Inc. and Wavephore. During 1998, revenues from contract manufacturing and assembly services represented approximately 19% of the Company's total revenues.

Markets and Distribution

     The principal markets for the Company's wireless communications products are original equipment manufacturers ("OEM's") which utilize the Company's products and technology in their own equipment and products, and value added resellers and systems integrators ("VAR/Integrators") which use the Company's products, along with hardware and software from other vendors, in systems which they design and sell to meet their customers' data processing, transmission, collection, storage, security and other related needs.

     Marketing to OEM's and VAR/Integrators involves establishing and increasing prospective customers' awareness of the Company's products and technology. This is accomplished through direct mail and print advertising, and through promotional activities which include direct contacts with trade journal editors, industry analysts and other opinion makers. More direct sales activity includes research to identify specific OEM's and VAR/Integrators whose products and services make them potential buyers of the Company's products and technology, and direct sales efforts to introduce the Company to the potential customers. Early contacts, if successful, are likely to involve very detailed technical discussions between the Company's and the prospective customer's engineers and researchers. The Company's objective at this stage is to demonstrate how its existing products and technology and/or its capacity to custom design and develop products can benefit the customer. The prospective customer's objective, of course, is to find sources of such products and technology.

     The Company also markets its wireless products through approximately 15 manufacturer's representatives located in different parts of the United States. This is a relatively new phenomenon for the Company since it only recently reached the point at which it has had fully developed products commercially available. The Company expects to add additional representatives as its product line expands.

     The Company's contract design and development capabilities are an integral part of its overall product and technology marketing effort. All of the Company's design and development contract revenues in 1998 (which totaled $3,009,386) have resulted from contracts in which technology was customized and/or further developed to meet its client's specific product needs, with the Company generally retaining ownership or partial ownership of technology developed under the Contract and the right to manufacture and sell to others products which employ that technology but which are outside the client's applications. As indicated above, the Company is not seeking design and development contracts on a purely "fee for services" basis at the present time.

     In addition, the Company became a VAR/Integrator for Motorola's MOSCAD Remote Terminal Units, as stated earlier in this Report.

     The Company's marketing activities as relate to its contract manufacturing and assembly capabilities have been limited, and consist primarily of direct selling efforts directed to past and existing customers, and to prospective customers who contact the Company or are located in the Company's immediate geographic area. In the foreseeable future, the Company expects to concentrate its available marketing resources in the marketing of proprietary products and technology, rather than its contract manufacturing and assembly service capabilities.

Competition

     The Company has a number of current competitors in all aspects of its business, many of which competitors have substantially greater financial, marketing and technological resources than the Company, and which include such industrial giants as Panasonic, Motorola, Sony and AT&T. The Company intends to compete with these companies by concentrating on certain product or service niches within the overall market. However, most of the Company's competitors offer products which have one or more features or functions similar to those offered by the Company, and many have the resources available to develop products with features and functions, competitive with or superior to those offered by the Company. There can be no assurance that such competitors will not develop superior features or functions in their products or that the Company will be able to maintain a lower cost advantage for its products.

     A key element of the Company's competitive strategy is to align itself with major manufacturers by developing proprietary products or technology that can be incorporated into its "partner manufacturers'" products. In addition to being compensated for its services relative to the development of the partners' products, the Company would share in the success of products which used the Company's component or technology through a royalty or similar arrangement. The Company believes that its agreements with KME Panasonic, Williams and Motorola, described above under the caption "-- Contract Design and Development" or "Proposed Products," illustrate the manner in which the Company can "partner" with much larger, established companies to access mass markets for its proprietary wireless communications products and technology.

Employees

     As of December 31, 1998, the Company had 64 employees, two of whom one were part-time. Of these employees, 11 were classified as executive or administrative personnel, 20 engineering, 26 production and manufacturing, including contract manufacturing, and 7 sales and marketing. The Company's employees do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company considers its employee relations to be satisfactory.

Patents and Intellectual Property

     The Company believes that reliance upon trade secrets, copyrights and unpatented proprietary know-how in conjunction with the development of new products is at least as important as patent protection in its business since most patents provide fairly narrow protection, and are of limited value in areas of rapid technological change. Further, patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company presently owns two United States patents covering antenna technology, which were acquired in the Austin Antenna acquisition, and has a United States patent application pending which covers "spread spectrum" demodulation technology. "Spread spectrum" communication is a method for transmitting and receiving coded information which is resistant to interference due to the fact that the transmission is spread over a large bandwidth. This method requires, however, that both the transmitter and the receiver have the same spreading code (i.e., a pre-determined, fixed pattern) used to spread the information over the larger bandwidth. The purpose of the technology covered by the Company's patent application is to recover and remove the spreading code from a transmission signal, and thus obtain the original information, in a simpler, less expensive manner.

     In addition, during 1998 the Company filed a United States patent application for each of two separate software codes.

     Under the terms of a litigation settlement entered into with a former co-venturer, the Company has agreed that its former co-venturer is entitled to full and equal ownership with the Company, of the spread spectrum demodulation technology covered by the patent application, including the right to incorporate, develop, utilize and exploit the technology. Any uses or products developed or derived from such technology, however, shall be the sole property of the party which develops or derives such uses or products. In addition, if one of the parties elects to prosecute the patent application prior to final acceptance or rejection by the U.S. Patent Office, failure by the other party to contribute equally to the costs of prosecuting the application result in the loss of its rights to the technology. At this time, the Company does not have any plans to prosecute this patent application, and is unaware of any plans by its former co-venturer to prosecute the application.

     Furthermore, during 1999, the Company is planning to file a U.S. patent application on certain proprietary software relating to its Xtra-Web products.

     Generally, the Company enters into confidentiality and invention assignment agreements with its employees, and includes provisions in contracts with its development contract customers intended to protect its proprietary technology, "know how" and other trade secrets. The Company also claims copyright protection for its circuit boards and software. However, there can be no assurance that the Company's proprietary technology will be protected or remain a trade secret, or that others will not develop or propose similar technology.

     The Company does not presently own any trademarks. It intends to pursue registration on trademarks associated with key products in the future.


ITEM 2.   PROPERTIES

     The Company's executive offices and principal administrative offices and manufacturing facilities are located in approximately 34,000 square feet of space at 2441 South 3850 West, West Valley City, Utah which is leased at a monthly cost of $27,322 for base rental and allocable common area maintenance charges. The Company also pays for certain utility expenses. The seven-year lease for these premises expires on November 30, 2005.

     The Company closed its principal engineering facility located in the Utah Valley Business Park, American Fork in November, 1998 and moved the engineers to its principal office.

     The Company also maintains small leased offices in Overland Park, Kansas of approximately 2,850 square feet at a monthly rent of $3,444 and in Gonic, New Hampshire of approximately 5,000 square feet at a monthly rent of $1,700.


     The Company believes that its facilities are satisfactory for its present scale of operations.

     The Company owns most of its manufacturing equipment, and obligations under existing equipment leases are not material.


ITEM 3.   LEGAL PROCEEDINGS

     Mentor Graphics, Inc. commenced a lawsuit against the Company in the United States District Court for the District of Utah in 1998, seeking damages of approximately $485,000 plus interest, legal fees and expenses arising out of the Company's alleged breach of contract for the purchase of software and related items. The Company believes that it has meritorious defenses against the plaintiff's claim, although there can be no assurance as to the outcome thereof.

     PaineWebber Incorporated commenced a lawsuit against the Company in the United States District Court for the Southern District of New York in which the plaintiff seeks to recover damages of approximately $231,000, plus legal fees and expenses of its counsel in such action. In this case, the Company asserted
a counterclaim seeking damages of approximately $250,000.     Plaintiff will
file a motion for summary judgment in the case on or before April 22, 1999, and
the Company will file a reply thereto on or before May 22, 1999.   While the
Company believes that it has meritorious defenses to plaintiff's claim and that its counterclaim similarly has merit, there can be no assurance as to the outcome of the litigation.
     The Company received a oral request in 1998 from Mr. and Mrs. Richard Austin to rescind the Company's purchase of the stock of Austin Antenna Ltd.
which closed in 1997.   In addition, Mr. Austin requested that the Company bear
the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages of approximately $50,000 for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and (ii) the unpaid finder's fee that is the subject of the litigation. The Company, in turn, has advised Mr. and Mrs. Austin that Austin Antenna Ltd. has breached its agreement with the Company by, among other things, failing to furnish it with proprietary engineering drawings and related data that would enable the Company to manufacture the antennas now produced by Austin Antennas Ltd., but such data has not yet been completely provided to the Company's satisfaction. Although the Company believes that its claim against Austin Antenna Ltd. and the claims of Mr. and Mrs. Austin will be amicably resolved, there can be no assurance as to the outcome thereof.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders in February, 1998.
At such meeting, the shareholders by the majority vote of those present in person or by proxy approved (a) the election of David D. Singer, Philip A. Bunker, Brian W. Pettersen, Thomas E. Sawyer and George Denney as directors and
(b) approved the Company's engagement of Hansen Barnett & Maxwell as the Company's independent auditors for calendar year 1998.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common Stock

     The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the Symbol "WWWC". The high and low per share price of the Company's Common Stock and the dividends that were paid thereon for 1997 and 1998 were as follows:

                         1997                            1998
               ---------------------------        -------------------------
Quarter        High      Low      Dividend        High    Low      Dividend

1st            11.00     2.00        0           12.13  10.50          0
2nd            11.00     9.00        0            7.00   3.56          0
3rd            12.25     8.13        0            5.25   1.19          0
4th            12.75     8.75        0            2.13   1.25          0


These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not necessarily represent transactions.

     At December 31, 1998 the Company had approximately 525 beneficial owners of its Common Stock.

Dividend Policy

     The Company has not paid any dividends on its Common Stock to date and does not anticipate paying any dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL AND OTHER DATA

     The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                                 December 31,
                                                        --------------------------
                                                            1998          1997
                                                        -----------    -----------
Current Assets                                          $ 1,725,770    $ 1,529,804
Net Equipment                                             1,038,645      1,133,263
Total Assets                                              4,167,905     10,412,287
Current Liabilities                                       5,053,628      1,805,201
Long-Term Liabilities                                        84,968         34,977
Stockholders' Equity (Deficit)                             (970,691)     8,572,109
Total Liabilities and Stockholders' Equity (Deficit)      4,167,905     10,412,287

                                               For the Years Ended December 31,
                                            -------------------------------------
                                              1998          1997            1996
                                         ------------   -----------    -----------
Sales                                    $  4,309,691   $ 2,913,429    $   618,505
Cost of Sales                               3,751,607     2,116,934        662,184
                                         ------------   -----------    -----------
Gross Profit (Loss)                           558,084       796,495        (43,679)
                                         ------------   -----------    -----------
Operating Expenses
  Research and development                  3,179,557      2,943,404        92,932
  General and administrative                5,018,943      4,243,779     1,789,904
  Impairment of goodwill                    5,839,481            -             -
  Amortization of goodwill                    385,476      1,105,452           -
                                         ------------   ------------   -----------
    Total Operating Expenses               14,423,457      8,292,635     1,882,836
                                         ------------   ------------   -----------
Net Loss From Operations                  (13,865,373)    (7,496,140)   (1,926,515)

Other Income (Expense)
  Interest expense                         (1,414,939)       (43,779)   (1,310,142)
  Other income                                306,304          9,692           -
                                         ------------   ------------   -----------
Net Loss                                 $(14,974,008)  $ (7,530,227)  $(3,236,657)
                                         ============   ============   ===========
Basic and Diluted Loss Per Common Share  $      (1.34)  $      (0.82)  $     (1.03)
                                         ============   ============   ===========
Weighted Average Number of Common
  Shares Used in Per Share Calculation     11,189,603      9,217,158     3,141,613
                                         ============   ============   ===========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion under the caption "Risk of Default with Debtholders".

General

     The Company was incorporated in November 1995. In March 1996, it completed the acquisition of the assets of a limited liability company, which related to a computer hardware device used to prevent unauthorized duplication or use of software. This device, the SecuriKey(R), and related software products accounted for substantially all sales of the Company prior to October 1996, and the results of operations of the Company prior to March 1996 include the results of operations of the limited liability company from which the Company acquired the SecuriKey(R) assets.

     In October 1996, the Company commenced contract manufacturing operations and, in February 1997, acquired Digital Radio Communications Corporation ("DRCC"). The Company's results of operations for the nine month period ended September 30, 1997, includes purchased research and development costs and amortization of goodwill incurred in connection with the acquisition of DRCC, and the results of contract manufacturing and DRCC operations (from February 12, 1997, in the case of DRCC operations), while prior periods do not.

     Pro forma financial information in this discussion and elsewhere in the Report is presented as if the acquisition of DRCC had been consummated at January 1, 1996. Thus, the Company's results of operations on and after January 1, 1996, when presented on a pro forma basis, include the operations of DRCC and exclude nonrecurring expenses incurred by the Company in connection with the acquisition of DRCC.

     In November 1997, the Company acquired certain business assets of Austin Antenna, Ltd. and acquired a related corporation, and presently operates those assets in a subsidiary corporation using the name Austin Antenna, Ltd. The subsidiary is not considered a material subsidiary for accounting purposes. Purchased research and development costs incurred in connection with the acquisition are reflected in the Company's results of operations for the fourth quarter of 1997, and operations of Austin Antenna, Ltd. are be included in the Company's consolidated results of operations from the date of the acquisition.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and respective notes thereto, Selected Consolidated Pro Forma and Historical Financial Data, Unaudited Condensed Pro Forma Consolidated Statements of Operations and respective notes thereto, as well as the Summary Consolidated Historical and Pro Forma Financial Information and the Consolidated Financial Statements of Digital Radio Communications Corporation, and respective notes thereto, which are set forth elsewhere in this Report.

Results of Operations

1998 Compared to 1997

     Sales in the twelve-month period ended December 31, 1998, were $4,350,000 compared to sales of $2,913,000 during the twelve-month period ended December 31, 1997. The Company's principal source of revenue for the twelve-months ended December 31, 1998, was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,664,000. Other significant revenues include contract manufacturing of $531,000 and sales of the Company's own branded goods of $586,000. Significant revenues for 1997 were derived from an engineering contract with Kyushu Matsushita Electric Co. ("KME") in the amount of $1,596,000. Sales relating to the SecuriKey business were insignificant during 1997 and the line was sold to a prior employee/shareholder with no revenues were recorded in 1998.

     Cost of sales for the twelve-months ended December 31, 1998, were $3,751,607 compared to cost of sales for the twelve-month period ended December 31, 1997, of $2,116,934. Cost of sales as a percentage of sales decreased from 73% to 87% in the twelve-months ended December 31, 1998. The related gross profit for the twelve-months ended December 31, 1998 was $558,084 or 13% of sales compared to $796,495 or 27% of sales for the twelve-month period ended December 31, 1997.

     The Company incurred research and development costs of $3,179,557, during the twelve-months ending December 31, 1998, relating to the development of proprietary technology. Included in the $3,179,557 is $305,651 of purchased research and development expense arising out of the acquisition of radio technology in May 1998. The amount spent on research and development for the twelve-month period ended December 31, 1998 was greater than the amount spent for the twelve-month period ended December 31, 1997 of $2,943,404 of which $1,258,000 was for purchased research and development expense arising out of the acquisition of Digital Radio in February 1997.

     The Company's selling, general and administrative expenses for the twelve-months ended December 31, 1998 increased to $5,018,943 from $4,243,779 for the twelve-month period ended December 31, 1997. Included in the $5,143,000 is $1,024,000 of non-cash compensation relating to the grant of stock options in December 1997. Such increase also reflected a substantial increase in the average number of employees of the Company to approximately 90 in the current year as compared to an average of approximately 50 employees in the prior year. During the three months ended December 31, 1998, the Company reduced its employees by approximately 30%. However, the Company had increased the number of its higher paid employees as a result of acquisitions in 1997. The Company also increased staffing in anticipation of the launch of the Company's proprietary radio products. The increase in costs was also attributable to its maintenance of duplicate administrative facilities and related administrative expenses by virtue of its two business locations in Utah. Management eliminated duplicate administrative efforts by consolidating into one facility during October 1998.

     Interest expense for the twelve-months ended December 31, 1998, increased to $1,414,939 from $43,779 for the twelve-month period ended December 31, 1997, which increase was attributable to the greater amount of the Company's outstanding borrowings during the current year of which $874,000 resulted from the amortization of debt discount.

     The Company's net loss of $14,974,008 for the twelve-months ended December 31, 1998, represents an increase from the net loss of $7,530,227 for the twelve-months ended December 31, 1997, as a result of the above items.

     During April 1998, the Board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share. These options were granted during the fourth quarter of 1997. The repurchase enables the Company to discontinue charging the difference between fair market value in the stock at the time of option grant and the option exercise price to operations.

1997 Compared to 1996

     For the twelve months ended December 30, 1997, the Company's sales increased to $2,913,429 from sales of $618,505 in the twelve month period ended December 30, 1996. The increase was primarily attributable to the inclusion of DRCC operations from February 12, 1997 in the 1997 results, and revenues derived from contract assembly services. 1996 results do not include any revenues from DRCC. Sales of the SecuriKey device and related software products were $160,990 in the twelve months ended December 30, 1997 compared to $618,505 during the comparable twelve month period of 1996. This decrease was due to the Company's business focus shifting to other products and services.

     The Company's net loss of $7,530,227 in the twelve months ended December 30, 1997 includes a non-recurring charge of $6,780,621 for the write-off of purchased research and development and represents the excess of the DRCC acquisition price over the fair value of the acquired assets. General and administrative expenses for 1997 were $4,234,087 compared to $1,789,904 for 1996. The Company experienced substantial increase in cost of sales and general and administrative expenses in the twelve months ended December 30, 1997 compared with the year earlier period primarily as a result of the inclusion of DRCC costs and expenses in the 1997 results.
Liquidity and Capital Resources

     The Company's liquidity at December 31, 1998 decreased compared to December 31, 1997. Current assets increased by $209,366 although short term borrowings increased by $3,372,693.

     In order to sustain operations, the Company borrowed $2,500,000 pursuant to an offering of units consisting of (a) its Senior Secured Notes, maturing on May 15, 1999 and bearing simple interest at the rate of 16% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable for up to five years from the date of issuance at an excise price of $.75 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $2.50 per share (subject to adjustment under certain circumstances), payable at the rate of 83,333 shares of Common Stock for each 90-day period thereafter during which such default continues. Such offering was made in a private placement transaction exempt from registration under the Securities Act of 1933, as
amended.   The Notes are mandatorily prepaid in the event that the Company closes an offering of its securities, whether through one or more private placement or secondary public offerings, in accordance with the formula described below under "Risk of Default with Debtholders."

     Nevertheless, in management's opinion, the Company will not be able to satisfy its needs for additional capital through borrowing, but will be able to meet these needs only by issuing additional equity securities. Thus, after May, 1998, the Company decided to secure additional financing of up to at least $5,000,000 through the further sale of its equity securities. As part of this plan, pursuant to certain private placements during the Fall of 1998, the Company raised a total of $1,463,000 through the sale of its Common Stock. In addition, pursuant to its Confidential Private Placement Memorandum dated January 24, 1999, as amended (the "Offering"), the Company raised additional equity financing in the first quarter of 1999. However, there can be no assurance that the Company will be able to obtain any additional capital or, if so, on terms acceptable to it.

     Also, approximately $894,000 of its current notes payable was converted to stock through March 31, 1999, at the conversion rate of one share of Common Stock for each $1 of debt.

Risk of Default with Debtholders

     As stated above, on May 15, 1998, the Company closed an offering consisting of $2,500,000 of its Senior Secured Notes (the "Notes") and warrants to purchase 250,000 share of its common stock (individually a "Warrant" and collectively the "Warrants) (the "Debt Offering"). The Notes originally bore interest at the rate of 10% per annum payable quarterly commencing on August 15, 1998, mature on May 15, 1999 and are secured by substantially all of the assets of the Company. Pursuant to the terms of the Debt Offering, the Company gave the holders of the Notes a first security interest in all of the Company's machinery, equipment, automobiles, fixtures, furnitures, accounts receivable and general intangibles, including any stock in any subsidiary, under the Pledge/Security Agreement.

     The Company would have been in default under the Pledge/Security
Agreement on August 15, 1998 because the Company had revenues of less than 70% of that projected for the quarter ended June 30, 1998, which failure would have constituted an event of default under the Loan Agreement between the parties.
 In addition, the Company would have been in default under the Pledge/Security Agreement on November 19, 1998 because the Company had revenues of less than 70% of that projected for the quarter ended September 30, 1998, which failure would have constituted an event of default under the Loan Agreement between the
parties.   Upon the occurrence of an event of default, the holders of the Notes have the right, among other things, to accelerate the due date of the Notes to the date of the default and to sell the assets of the Company's securing the debt as means of repaying the debt.

     The Company obtained separate waivers of the default for the quarters ended June 30, 1998 and September 30, 1998 from each of the holders of the Notes. As a condition thereto, the Company agreed (a) to increase the interest rate on the Notes from 10% to 16%, (b) to change the exercise price of each Warrant from $3.00 per share to $0.25 per share, (c) to grant the holders of the Notes additional warrants to purchase 83,333 shares of the Company's Common Stock at an exercise price of $0.25 per share, and (d) to use the proceeds of any offering of its securities to prepay the holders of the Notes on a pro rata basis (excluding any funds provided therein by Lancer Partners L.P., Lancer Offshore L.P., Michael Lauer and their affiliates), in accordance with a formula set forth in the revised Notes, thereby eliminating the prior $5,000,000 threshold for the mandatory prepayment of the Notes, effective in each instance as of May 15, 1998. Thus, during the period from November 25, 1998 through January 27, 1999, each Note would have been prepayable as follows:


          (a) 25% of the first $1,000,000 of gross proceeds in the case of any such transaction occurring between November 25, 1998 and January 27, 1999, and 50% of the first $1,000,000 of such proceeds raised thereafter;

          (b)  50% of the next $2,000,000 of gross proceeds;  and

          (c) 100% of the gross proceeds in excess of $3,000,000 so raised until each Note is paid in full.

In addition, the holders of the Notes agreed to waive any rights under the anti-dilution clause under the Warrants arising from the Offering, except in the case of sale of any securities of the Company at any price less than $0.25 per share, in which event the exercise price of each of the Warrants will be changed to such price. Thus, the Company believes that such defaults will not have any material adverse effect on the financial condition or business of the Company.

     The holders of the Notes and the Company agreed to further changes in the mandatory prepayment terms of the Notes pursuant to an Amendment of Agreements dated March 25, 1999 in accordance with the revised prepayment terms set forth below:

          (a) 25% of the first $3,000,000 of gross proceeds in the case of any such transaction described above occuring between January 27, 1999 and May 15, 1999.

          (b)  35% of the next $2,000,000 of gross proceeds so raised; and

          (c) 50% of the gross proceeds in excess of $5,000,000 so raised until May 15, 1999 excluding in any case any funds raised from Lancer Partners LP, Lancer Offshore L.P., Michael Lauer and their affiliates.

Thus, this revised mandatory prepayment formula would apply to funds raised pursuant to the Company's offering of 5,000,000 shares of its Common Stock at $1 per share pursuant to its Confidential Private Placement Memorandum dated January 24, 1999.

          The Company will be in default under the Pledge/Security Agreement on April 15, 1999 because the Company had revenues of less than 70% of that projected for the quarter ended December 31, 1998, which default would constitute an event of default under the Loan Agreement between the parties. Since the holders of the Notes waived two similar defaults in the past and recently amended the mandatory prepayment terms of the Note favorably to permit the Company's use of funds raised for purposes other than prepayment of the Notes, management believes that it will be able to negotiate a further waiver of the current default. However, there can be no assurance that the Company will be able to obtain such waiver, or, if so, on terms acceptable to it. Moreover, there can be no assurance that the Company will not commit a default under the Debt Offering in the future. In the event that the debtholders sell the Company's assets securing the Notes following a current or future default, such sale would materially and adversely affect the Company's business and financial condition.

Outlook

     The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

     The Company operates under various contracts with the Williams Companies to develop principally two systems: an Automatic Meter Reading System (AMRS) and a wireless pipeline Supervisory Control and Data Acquisition Systems (SCADA), and with other third parties.



Analysis

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

     Slower than anticipated market adoption of the Williams AMRS has diminished projected revenues from the original estimates of $70 million over
the years 1998-2000.   However, the Company continues to develop and improve
AMRS products under contract with Williams. Although there are current negotiations in progress for firm commitments from Williams for AMRS products at this time, there can be no assurance as to the outcome thereof.

     SCADA

     Management believes that deregulation of utilities will also increase the need for petroleum transporters to monitor and control the distribution of their product. Management believes that wireless data collection and transmission systems are optimal solutions for energy transporters whose pipelines often traverse remote locations not economically served by traditional communicating systems such as telephones.

     The Company has delivered initial quantities of SCADA systems to Williams, and anticipates receiving orders from Williams for several million dollars that will be shipped during 1999.

     Management believes that the completion of development of AMRS and SCADA systems, along with completion of proprietary radio products, may result in significant increases in sales. However, that may lead to working capital requirements which would not be provided for from funds generated by the initial sales of the products. The Company is currently pursuing a private placement to raise equity financing and is investigating ultimately a secondary public offering to meet its working capital and operating needs. However, there is no assurance that sufficient capital or any capital will be raised from such endeavors.

     On October 15, 1998 the Company entered into a seven-year lease for a 34,000 square foot facility in West Valley City, Utah. The Company consolidated its American Fork and Salt Lake City, Utah operations and staff into the new facility. Management expects the new facility to provide sufficient manufacturing and office space for the foreseeable future. However, if additional capacity were required, management would consider out-sourcing a portion of the manufacturing overload.

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

     The Company anticipates an increase in revenues from the sale and manufacturing of the Company's proprietary radio products. The Company will market a line of radios to OEM that incorporate them into products such as wireless smoke and security alarm systems, ambulatory patient wireless monitoring systems, retail point-of-sale systems, and the like. The Company has begun providing initial sales samples, and believes there is strong customer interest for the products; however. However, there can be no assurance that the Company will be able to manufacture or sell sufficient quantities at adequate gross margins to achieve profitability.

     The Company completed development under a contract with KME that calls for royalty payments upon shipment of certain KME products. Shipments of KME products containing the Company's technology began during the third quarter of 1998. Management believes royalty payments from the contract were earned during the fourth quarter of 1998, but were subject to recoupment by KME up to the first $600,000 of royalties. Management further believes that the Company may become entitled to royalty payments with respect to the first quarter of 1999 (which may be paid during the second quarter of 1999), although there can be no assurance of such result. Additionally, the Company entered into follow-on fixed fee contracts with KME during 1998. It is management's intent that the fees received will cover the Company's costs. However, these fixed fee arrangements may not cover all of the Company's costs incurred in fulfilling any such contract.

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

Statement Regarding Forward-Looking Disclosure

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the ability of the Company to obtain financing for its current and future operations, to manufacture (or arrange for the manufacturing of) its products, to market and sell its products, and the ability of the Company to establish and maintain its sales of XtraNet products. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation, in conduction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, which the Company expects to implement on a timely basis, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and
converted.   In addition, the Company is implementing validation procedures designed to evaluate the year 2000 exposure of its significant suppliers, other vendors and customers whose systems may impact the Company's operations. However, it is impossible for the Company to monitor the systems of all with whom it interacts, and there can be no assurance that the failure of their systems would not have material adverse impacts on the Company's business and operations. The Company anticipates that its costs associated with this conversion to be approximately $125,000. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Accounting Changes

     In March, 1998, the AICPA issued SOP98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company is currently analyzing the impact of this statement, which is required to be adopted in 1999, and does expect such statement to have a material impact on the Company's financial position, results of operations or cash flows.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Index to Financial Statements, Page F-1


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

          None.


                           PART III.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company at December 31, 1998 were, and at present are, as follows:

Name                         Age   Position

David D. Singer               49   Chairman of the Board of Directors,
                                   President, Chief Executive Officer and
                                   a Director

Philip A. Bunker              47   Chief Technical Officer and Secretary
                                   and a Director

Donald I. Wallace             54   Vice President --Telemetry and SCADA
                                     Division

Eric Lee Williams             34   Vice President --Manufacturing

Brian W. Pettersen            41   Director

George Denney                 61   Director

James O'Callaghan             45   Vice President - Sale/Marketing

Kevin Childress               39   Vice President - Finance

David Andrus                  47   Vice President - Engineering

     David D. Singer - Mr. Singer was appointed President of the Company in November 1996, and became a Director in February 1997. From 1977 to 1983, Mr. Singer was President of CSL Energy Controls, Inc., a company specializing in third party energy conservation. From 1983 to 1985, Mr. Singer was a special consultant to the General President of the Sheetmetal Workers Association. From 1985 to 1988, Mr. Singer was Vice President First Municipal Division, Bank One Leasing Corporation. From 1989 to 1994, Mr. Singer was President of Highland Energy Group. From 1991 to 1996, Mr. Singer was employed by Navtech Industries, Inc., an electronic assembly company, as Vice President Sales and Marketing from February 1994 to July 1995, and as President and Chief Operating Officer from July 1995 to July 1996.

     Philip A. Bunker - Mr. Bunker was a co-founder, the President and Chief Executive Officer, of Digital Radio Communications Corp. ("DRCC"), and has served as a Director of the Company since its acquisition of DRCC and serves as its Chief Technical Officer since such merger and became the Secretary in 1998. From 1982 to 1986, Mr. Bunker was Vice President of CAECO, Inc. ("CAECO"), a semiconductor circuit design software company. While at CAECO, Mr. Bunker and his engineering team developed a computer-aided program used in advanced integrated circuit design programs such as Motorola's 68020 and 68030 and National's 32000 microprocessors. CAECO was subsequently sold to Mentor Graphics. From 1986 to 1991, Mr. Bunker was the President of Desert Digital, a company that was acquired by DRCC in 1992.

     Donald I. Wallace - Mr. Wallace was appointed Vice President -- Telemetry and SCADA (i.e., Systems Control and Data Access) Division of the Company in January 1998. Prior to his employment by the Company, Mr. Wallace was employed, from December 1995, as President of PrimeLink, Inc., a Lenexa, Kansas company which Mr. Wallace founded to engage in the development and marketing of wireless telemetry products for remote meter reading. Between September 1991 and November 1995, Mr. Wallace was employed as the President of Arcom Control Services, Inc., which developed and marketed computer-based monitoring and control products for the oil and gas industry.

     Eric Lee Williams - Mr. Williams was appointed Vice President -- Manufacturing of the Company in January 1998. Prior to joining the Company, Mr. Williams was employed from June 1995 to January 1998 as a Manager of Manufacturing by 3Com Corp., a broad based supplier of networking systems and related products, including routers, switches, modems and remote access and telephony products. Prior to his employment by 3Com, Mr. Williams was employed as General Manager of Navtech Industries, Inc. from December 1992 to June 1995.

     Brian W. Pettersen - Mr. Pettersen has served as a Director of the
Company since February 1996, and was elected a member of the Audit Committee of the Board in February 1998. Mr. Pettersen served as Executive Vice President of the Company from February 1996 to December 1997. From 1980 to 1992, Mr. Pettersen served as Trading Manager for Covey & Co., a retail full service securities brokerage firm. From 1992 to 1995, Mr. Pettersen served as a Wholesale Trader for the Paulson Investment Company. From 1995 to the present, Mr. Pettersen has served as President of Utah Internet Services, a full service Internet provider.

     George Denney - Mr. Denney was elected a director of the Company in February 1998. Mr. Denny founded Cole-Haan in 1975, and has served as Chairman of Cole-Haan since its inception. Cole-Haan was acquired by NIKE, Inc. in 1988. Headquartered in Yarmouth, Maine, Cole-Haan designs and sells fine dress and casual footwear and accessories.

     David Andrus - Mr. Andrus joined the Company has Director of RF Engineering in April 1997 and became Vice President - Engineering in December, 1998. Prior to joining the Company, Mr. Andrus owned and operated Innovatronics Engineering, a Radio Frequency and Data Communications Consulting Firm which he formed in 1987.

     Kevin Childress - Mr. Childress joined the Company as its Controller in November, 1998 and became Vice President - Finance in December, 1998. Prior to joining the Company, Mr. Childress served as Director of Finance of American Procurement and Logistics for a subsidiary of American Stores.

     James O'Callaghan - Mr. O'Callaghan joined the Company and became its Vice President - Sales Marketing in December, 1998. Prior to joining the Company, Mr. O'Callaghan served as Executive Vice President and Co-Founder of Cirque Corporation, a manufacture of computer periphals.


ITEM 11.  EXECUTIVE COMPENSATION

     The table below sets forth information concerning compensation paid in 1998 to David D. Singer, the Company's Chairman, President and Chief Executive Officer, Except as set forth in the table no executive officer of the Company received compensation of $100,000 or more in 1998.

                                                            Restricted      Securities
                                              Other Annual     Stock        Underlying
Name and                                      Compensation      LTIP         All other
Principal Position   Year  Salary($) Bonus($)     $          Award(s)($)   Options/SARs(#)  Payouts($)  Compensation($)
------------------   ----  --------  -------- ------------   -----------   ---------------  ----------  ---------------
David D. Singer      1998   143,533     0        $ 5,833            0              0             0              0
                     1997   120,000     0              0            0        300,000 (1)         0              0
                     1996    27,692     0              0            0              0             0              0

(1)  240,000 shares subject to the options were cancelled by the Company in 1998.

     The following table sets forth certain information regarding options owned by Mr. Singer at December 31, 1998:

     Aggregated Option\SAR Exercises in Last Fiscal Year and
                       Options\SAR Values
                                                     Number of Securities Underlying
                                                      Unexercised Options\SARs at      Value of Unexercised In-
                                                       Fiscal Year-End               The-Money Options/SARs
                  Shares Acquired                              (#)                        31-Dec-98
Name              on Exercise (#)   Value Realized($)   Exercisable   Unexercisable    Exercisable  Unexercisable
---------------   ---------------   -----------------  ------------   -------------    -----------  -------------
David D. Singer          0                  0              60,000(1)                         0             0

(1)  The stock options are exercisable as follows:   all were fully vested as
of December 31, 1998

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a) Set forth below is information as of December 31, 1998 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:

               Name and Address of            Number of
Title of Class Beneficial Owner               Shares(1)     Percent of Class
-------------- ------------------------    --------------   ----------------
Common Stock   Michael Lauer                 4,258,000(2)          30.9
               200 Park Avenue
               Suite 3900
               New York, NY 10166

Common Stock   Lancer Offshore, Inc.         2,213,750             16.1
               200 Park Avenue
               Suite 3900
               New York, NY 10166

Common Stock   Lancer Partners LLC             500,000              3.6
               200 Park Avenue
               Suite 3900
               New York, NY 10166

Common Stock   Lancer Partners LP            1,305,650              9.6
               200 Park Avenue
               Suite 3900
               New York, NY 10166

Common Stock   Lancer Partners LLC             238,600              1.7
               200 Park Avenue
               Suite 3900
               New York, NY 10166

----------
     (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1998. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1998 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

     (2) Of these shares, 2,213,750 are held directly and of record by Lancer Offshore, Inc.; 1,305,650 are held directly and of record by Lancer Partners, LP; 500,000 are held directly and of record by Lancer Partners, LLC; and 238,600 are held directly and of record by Lancer Voyager. Mr. Lauer is believed to control the voting and disposition of these shares by virtue of being the investment manager for these entities. He is also the general partner of Lancer Partners LP. None of the shares owned by Mr. Lauer and held in street name are included in the Shares registered for sale.

     (b) Set forth below is information as of December 31, 1998 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:

                       Name and Address of           Number        Percent
Title of Class         Beneficial Owner            of Shares(1)   of Class
-----------------      -------------------------   ------------   --------
(i)  Directors and
     Executive Officers

Common Stock           David D. Singer, President     475,000        3.4%
                       Chief Executive Officer,
                       And Director
                       201 East South Temple #816
                       Salt Lake City, UT 84111

Common Stock           Brian P. Pettersen, Director   292,000        2.1%
                       2025 East Lincoln Circle
                       Holladay, UT 84124

Common Stock           George Denney                  140,000        1.0%
                       28 Woodside Lane
                       Freeport, ME 04032

Common Stock           Phillip A. Bunker, Secretary   169,100        1.2%
                       and Director
                       946 East 880 North
                       Orem, UT 84057

(ii) All Directors and
     Executive Officers as
     a Group                                        1,076,100        7.8%


---------------
     (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1998. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1998 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a Separation and General Release Agreement with William E. Chipman, Sr. dated as of May 26, 1998. Pursuant to such Agreement,
(a) Mr. Chipman resigned his employment as the Company's Chief Financial Officer as of March 11, 1998, (b) Mr. Chipman received severance compensation consisting of his regular compensation for two months, options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.50 per share, and options to purchase 60,000 additional shares of the Company's Common Stock at an exercise price of $3.40 per share, all of which options expire on March 11, 2001 and (c) the parties exchanged mutual releases.

     In addition, the Company entered into a General Release Agreement with Phil Acton dated November 2, 1998. Pursuant to such Agreement, (a) Mr. Acton resigned his employment effective as of October 23, 1997, (b) Mr. Acton received severance compensation of $4,000 and 55,000 fully vested shares of
Section 144 restricted Common Stock at an exercise price of $6.50 per share for a three-year period and (c) the parties exchanged mutual releases.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following consolidated financial statements are included in Part II,
Item 8:

 1.   Consolidated Financial Statements of World Wireless Communications, Inc.
             and Subsidiary:

            Consolidated Balance Sheets, December 31, 1998 and 1997

            Consolidated Statements of Operations for each of the three years in period ended December 31, 1998

            Consolidated Statements of Changes in Stockholders' Equity
             (Deficit) for the years ended December 31, 1996, 1997 and 1998

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

            Notes to Consolidated Financial Statements


         All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.   (a)  Exhibits

          The Exhibits which are listed on the Exhibit Index attached hereto.


     4.   Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WORLD WIRELESS COMMUNICATIONS, INC.
                                             (Registrant)


                              By:  /s/ David D. Singer

                              David Singer, Chairman of the Board,
                              President and Chief Executive Officer


Dated:    April 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                               Title                   Date


/s/  David D. Singer      Chairman of the Board, President,   April 15, 1999
     David D. Singer      Chief Executive Officer and Director
                          (Principal Executive Officer)

/s/ Kevin Childress       Vice President - Finance
     Kevin Childress      (Chief Financial Officer)           April 15, 1999


/s/  Philip A. Bunker     Chief Technical Officer,            April 15, 1999
     Philip A. Bunker     Secretary and Director

/s/  Brian W. Pettersen   Director                            April 15, 1999
     Brian W. Pettersen

/s/  George Denney        Director                            April 15, 1999
     George Denney


EXHIBIT INDEX

No.	Description

3.1	Articles of Incorporation of the Company and all amendments thereto

3.2	Bylaws of the Company

4.1	Form of Common Stock Certificate

4.2	Form of Subscription Agreement used in private financing providing
	for registration rights

5.	Opinion of Connolly Epstein Chicco Foxman Engelmyer & Ewing
	regarding the legality of securities being registered*


10.1    1997 Stock Option Plan

10.2    DRCC Omnibus Stock Option Plan

10.3	Development and License Agreement dated April 4, 1997, between  DRCC
	and Kyushu Matsushita Electric Co., Ltd.

10.4	Amended and restated Technical Development and Marketing Alliance
	Agreement dated September 15, 1997, between the Company and Williams Telemetry Services, Inc.

10.5	Lease Agreement dated May 17, 1995, between DRCC and Pracvest
	Partnership relating to the Company's American Fork City offices and facility

10.6	Lease Agreement dated February 12, 1996, between the Company the
	Green/Praver, et al., relating to the Company's Salt Lake City offices

10.7	Shareholders Agreement dated May 21, 1997 between the Company, DRCC,
	Philip A. Bunker and William E. Chipman, Sr.

10.8	Asset Purchase Agreement dated October 31, 1997, between the Company
	and Austin Antenna, Ltd.

10.9	Stock Exchange Agreement dated October 31, 1997, between the Company,
	TWC, Ltd. and the shareholders of TWC, Ltd.

10.10	Settlement Agreement, Mutual Waiver and Release of All Claims dated
	November 11, 1997 between Digital Radio Communications Corp. and Digital Scientific, Inc.


10.11	Agreement (undated) between the Company, Xarc Corporation and Donald
	J. Wallace relating to the Company's acquisition of Xarc Corporation

10.12	Promissory Note dated December 4, 1997, by the Company, payable to
	William E. Chipman, Sr. in the principal amount of $125,000

10.13	Promissory Note dated November 13, 1997, by the Company, payable to
	T. Kent Rainey in the principal amount of $200,000

10.14	Investment Banking Services Agreement dated November 19, 1997, between
	the Company and PaineWebber Incorporated

10.15	$400,000 Promissory Note dated December 24, 1997, payable to Electronic
	Assembly Corporation

10.16	$400,000 Promissory Note dated January 8, 1998, payable to Tiverton
	Holdings Ltd.

10.17	Loan Agreement by and among the Registrant and the Bridge Noteholders
	dated as of May 15, 1998

10.18	Amendment and Waiver Agreement by and among the Registrant and the
	Bridge Noteholders dated August 7,  1998

10.19	Amendment and Waiver Agreement by and among the Registrant and the
	Bridge Noteholders dated September 11, 1998

10.20	Loan Agreement by and among the Registrant and the Bridge Noteholders
	dated as of May 15, 1998 (Previously filed), together with the Notes, Pledge/Security Agreement, Pledgee/Representative Agreement, Subordination, and Registration Rights Agreement*

10.21	Separation and Mutual Release Agreement between the Registrant and
	William E. Chipman, Sr. dated as of May 26, 1998*+

10.22	Registration Rights Agreement by and among the Registrant and the
	purchasers of common stock issued pursuant to the Registrants Confidential Private Placement Memorandum dated September 9, 1998, as amended*

10.23	Employment Agreement between the Registrant and James O'Callaghan
	dated May 20, 1998*+

10.24	Lease agreement between the Registrant and NP#2 dated as of July 29,
	1998 relating to the premises at 2441 South 3850 West, West Valley City, Utah 84120*

10.25	Agreement between KME and the Registrant dated October 19, 1998
	relating to the Registrant's providing of technical assistance and development relating to the Giarange telephone*

10.26	Agreement between KME and the Registrant dated as of March 1, 1998
	relating to the Panasonic MicroCast System*

10.27	General and Mutual Release Agreement between the Registrant and Phil
	Acton dated November 2, 1998*+

10.28	Agreement and Waiver Agreement by and among the Registrant and the
	Bridge Noteholders dated November 25, 1998*

10.29	1998 Employee Incentive Stock Option Plan*+

10.30	1998 Non-qualified Stock Option Plan*+

10.31	Amendment of Agreement by and among the Registrant and the Bridge
	Noteholders dated as of March 26, 1999*

27      Financial Data Schedules*

- ------------ -

*     Filed herewith.

+     Management contract or compensatory plan or arrangement filed herewith.

All other exhibits were filed previously.


                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY


                                  TABLE OF CONTENTS



                                                                        Page

         Report of Independent Certified Public Accountants. . . . . .   F-1

         Consolidated Balance Sheets - December 31, 1998 and 1997. . .   F-2

         Consolidated Statements of Operations for Each of the
          Three Years in the Period Ended December 31, 1998. . . . . .   F-3

         Consolidated Statements of Stockholders' Equity (Deficit) for
          Each of The Three Years in the Period Ended December 31, 1998  F-4

         Consolidated Statements of Cash Flows for each of the
          Three Years in the Period Ended December 31, 1998  . . . . .   F-5

         Notes to Consolidated Financial Statements. . . . . . . . . .   F-6






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



                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


    To the Board of Directors and Stockholders
    World Wireless Communications, Inc.

    We have audited the accompanying consolidated balance sheets of World Wireless Communications, Inc. and subsidiary ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Wireless Communications, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, and in conformity with generally accepted accounting principles.


                                          HANSEN, BARNETT & MAXWELL

    Salt Lake City, Utah
    March 19, 1999


                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                           December 31,
                                                       --------------------
                                                          1998        1997
                                                       ----------  -----------
    Current Assets
    Cash and cash equivalents . . . . . . . . . . . .  $  614,897  $   218,234

     Investment in securities available-for-sale . . .    137,648      188,354

     Trade receivables, net of allowance . . . . . . .    327,387      345,433
     Other receivables . . . . . . . . . . . . . . . .     77,005       49,208
     Inventory . . . . . . . . . . . . . . . . . . . .    550,239      496,432
     Prepaid expenses. . . . . . . . . . . . . . . . .     18,594      232,143
                                                       ----------  -----------
       Total Current Assets. . . . . . . . . . . . . .  1,725,770    1,529,804
                                                       ----------  -----------
    Equipment. . . . . . . . . . . . . . . . . . . . .  2,085,930    1,589,248
     Less accumulated depreciation . . . . . . . . . . (1,047,285)    (455,985)
                                                       ----------  -----------
       Net Equipment . . . . . . . . . . . . . . . . .  1,038,645    1,133,263
                                                       ----------  -----------
    Goodwill, net of accumulated amortization. . . . .    989,109    7,214,066
                                                       ----------  -----------
    Other Assets, net of accumulated amortization. . .    414,381      535,154
                                                       ----------  -----------
    Total Assets . . . . . . . . . . . . . . . . . . . $4,167,905  $10,412,287
                                                       ==========  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
                                                       -----------------------
                                                          1998        1997
                                                       ----------  -----------
    Current Liabilities
     Trade accounts payable. . . . . . . . . . . . . . $  982,506  $   524,093
     Accrued liabilities . . . . . . . . . . . . . . .    880,638      466,183
     Notes payable - current portion . . . . . . . . .  2,992,858      809,326
     Obligations under capital lease - current portion    197,626       16,301
                                                       ----------  -----------
       Total Current Liabilities . . . . . . . . . . .  4,992,365    1,815,903
                                                       ----------  -----------

    Obligations under capital lease. . . . . . . . . .     84,968       24,275
                                                       ----------  -----------

    Stockholders' Equity
     Preferred stock - $0.001 par value; 1,000,000
      shares authorized; no shares issued. . . . . . .         -            -
     Common stock - $0.001 par value; 50,000,000 shares
      authorized; issued and outstanding: 13,920,400
      shares in 1998 and 10,225,260 shares in 1997 . .     13,920       10,225

     Additional paid-in capital. . . . . . . . . . . . 25,101,715   20,915,068
     Unearned compensation . . . . . . . . . . . . . .    (70,518)  (1,410,509)
     Receivable from shareholder . . . . . . . . . . .    (66,828)     (18,409)
     Accumulated deficit . . . . . . . . . . . . . . .(26,011,628) (11,037,620)
     Accumulated other comprehensive income. . . . . .     62,648      113,354
                                                      -----------  -----------
       Total Stockholders' Equity (Deficit). . . . . .   (970,691)   8,572,109
                                                      -----------  -----------
    Total Liabilities and Stockholders' Equity . . . .$ 4,167,905  $10,412,287
                                                      ===========  ===========

     The accompanying notes are an integral part of these financial statements.
                                        F-2


                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                                    December 31,
                                       --------------------------------------
                                           1998          1997        1996
                                       ------------  -----------  -----------

    Sales. . . . . . . . . . . . . . . $  4,309,691  $ 2,913,429  $   618,505

    Cost of Sales. . . . . . . . . . .    3,751,607    2,116,934      662,184
                                       ------------  -----------  -----------
    Gross Profit (Loss). . . . . . . .      558,084      796,495      (43,679)
                                       ------------  -----------  -----------
    Operating Expenses
       Research and development. . . .    3,179,557    2,943,404       92,932
       General and administrative. . .    5,018,943    4,243,779    1,789,904
       Impairment of goodwill. . . . .    5,839,481           -            -
       Amortization of goodwill. . . .      385,476    1,105,452           -
                                       ------------  -----------  -----------
          Total Operating Expenses . .   14,423,457    8,292,635    1,882,836
                                       ------------  -----------  -----------
    Net Loss From Operations . . . . .  (13,865,373)  (7,496,140)  (1,926,515)

    Other Income (Expense)
     Interest expense, . . . . . .       (1,414,939)     (43,779)  (1,310,142)
     Other income. . . . . . . . . . .      306,304        9,692           -
                                       ------------  -----------  -----------

    Net Loss . . . . . . . . . . . . . $(14,974,008) $(7,530,227) $(3,236,657)
                                       ============  ===========  ===========

    Basic and Diluted Loss Per
     Common Share. . . . . . . . . . . $      (1.34) $     (0.82) $     (1.03)
                                       ============  ===========  ===========
    Weighted Average Number of
     Common Shares Used in Per
     Share Calculation . . . . . . . .   11,189,603    9,217,158    3,141,613
                                       ============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.
                                   F-3


               WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                          Other
                                           Common Stock           Additional    Unearned                 Compre-          Total
                                         ---------------------    Paid-In        Compen-   Accumulated   hesnive     Stockholders'
                                          Shares       Amount     Capital        sation      Deficit      Income        Equity
                                         ----------  ----------  -----------  ----------- ------------ -----------   -----------
 Balance - December 31, 1995. . . . .     1,132,140  $    1,132  $   374,948  $       -   $  (270,736) $        -    $   105,344
 Net loss . . . . . . . . . . . . . .             -           -            -          -    (3,236,657)          -     (3,236,657)
 Beneficial conversion feature. . . .             -           -      719,781          -             -           -        719,781
 Conversion of notes payable. . . . .     3,092,860       3,093      811,907          -             -           -        815,000
 Shares issued for cash   . . . . . .       900,000         900      776,797          -             -           -        777,697
 Shares issued for services . . . . .       527,000         527      787,061          -             -           -        787,588
 Shares issued for interest . . . . .        11,000          11        4,939          -             -           -          4,950
 Compensation related to grant of
   stock options  . . . . . . . . . .             -           -      441,180          -             -           -        441,180
                                         ----------  ----------  -----------  ---------   -----------  ----------    -----------
 Balance - December 31, 1996. . . . .     5,663,000       5,663    3,916,613          -    (3,507,393)          -        441,883
 Comprehensive loss:
  Net loss. . . . . . . . . . . . . .             -           -            -          -    (7,530,227)          -     (7,530,227)
  Unrealized gain on
   securities . . . . . . . . . . . .             -           -            -          -             -     113,354        113,354
                                                                                                                     -----------
 Comprehensive loss                                                                                                   (7,416,873)
                                                                                                                     -----------
 Compensation related
  to grant of stock
  options . . . . . . . . . . . . . .             -           -    2,373,849  (2,373,849)           -           -              -
 Shares and warrants
  issued for cash . . . . . . . . . .     2,557,857        2,558   4,192,692          -             -           -      4,192,250
 Issuance upon exercise
  of options for cash
  and a promissory
  note. . . . . . . . . . . . . . . .        25,098           25      29,836     (18,409)           -           -         11,452
 Conversion of note payable . . . . .         5,630            6       1,964           -            -           -          1,970
 Shares issued and 201,900
  stock options granted
  in acquisition of
  Digital Radio Communications
  Corporation . . . . . . . . . . . .     1,798,100        1,798   8,672,264           -            -           -      8,674,062
 Shares issued in acquisition to TWC        101,200          101   1,048,331           -            -           -      1,048,432
 Shares issued in acquisition
  of XARC . . . . . . . . . . . . . .        10,000           10     102,990           -            -           -        103,000
 Shares issued in settlement
  of lawsuit. . . . . . . . . . . . .        40,000           40     323,416           -            -           -        323,456
 Shares issued for financing
  fees. . . . . . . . . . . . . . . .        24,375           24     253,113           -            -           -        253,137
 Amortization of unearned
  compensation. . . . . . . . . . . .             -            -           -     963,340            -           -        963,340
                                         ----------  ----------- -----------  ----------  -----------  ----------    -----------
 Balance - December 31,
  1997. . . . . . . . . . . . . . . .    10,225,260       10,225  20,915,068  (1,428,918) (11,037,620)    113,354      8,572,109
                                                                                                                     -----------
 Comprehensive loss:
   Net loss . . . . . . . . . . . . .             -            -          -            -  (14,974,008)          -    (14,974,008)
   Unrealized loss on
    securities. . . . . . . . . . . .             -            -          -            -            -     (50,706)       (50,706)
                                                                                                                     -----------
 Comprehensive loss                                                                                                  (15,024,714)
 Compensation related                                                                                                -----------
  to grant of stock
  options . . . . . . . . . . . . . .             -            -     463,180    (463,180)           -           -              -
 Shares issued for
  cash. . . . . . . . . . . . . . . .     2,721,258         2,721  2,418,093           -            -           -      2,420,814
 Issuance upon exercise
  of options for cash
  and note. . . . . . . . . . . . . .       435,051           435    191,307     (48,420)           -           -        143,322
 Shares issued for
  services. . . . . . . . . . . . . .       443,831           444    453,708           -            -           -        454,152
 Shares issued in
  acquisition of
  technology. . . . . . . . . . . . .        65,000            65    324,935           -            -           -        325,000
 Shares issued in lieu
  of interest . . . . . . . . . . . .        30,000            30  1,239,043           -            -           -      1,239,073
 Compensation related
  to the issuance of stock  . . . . .             -             -          -           -            -           -              -
 Reversal of unamortized
  stock option
  compensation. . . . . . . . . . . .             -             -   (903,619)    903,619            -           -              -
 Amortization of
  unearned
  compensation. . . . . . . . . . . .             -             -          -     899,553            -           -        899,553
                                         ----------  ------------ ----------  ----------  -----------  ----------    -----------
 Balance - December
  31, 1998. . . . . . . . . . . . . .    13,920,400  $     13,920 $25,101,715 $ (137,346) $(26,011,628)$   62,648    $  (970,691)
                                         ==========  ============ =========== ==========  ============ ==========    ===========

The accompanying notes are an integral part of these financial statements.


                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                ---------------------------------------
                                                     1998          1997          1996
                                                ------------   -----------   -----------

    Cash Flows From Operating Activities
     Net loss. . . . . . . . . . . . . . . . . .$(14,974,008)  $(7,530,227)  $(3,236,657)
     Adjustments to reconcile net loss
      to net cash used
     by operating activities:
       Amortization of goodwill. . . . . . . . .     385,476     1,105,452             -
       Impairment of goodwill. . . . . . . . . .   5,839,481             -             -
       Depreciation and amortization . . . . . .     686,121       361,007        83,097
       Amortization of debt discount
        and financing  . . . . . . . . . . . . .     542,408       154,200       284,415
       Interest paid with stock options. . . . .     331,827             -             -
       Purchased research and
        development  . . . . . . . . . . . . . .     325,000     1,561,000             -
       Stock issued for services . . . . . . . .     454,153       111,370       787,588
       Compensation from stock
        options granted. . . . . . . . . . . . .     899,552       963,340       441,180
       Interest paid with stock  . . . . . . . .      39,390             -             -
       Gain on sale of business assets . . . . .   (332,751)             -             -
       Changes in operating assets and
        liabilities:
          Accounts receivable, net of
          allowance for doubtful accounts . . .     (36,810)         7,622      (100,688)
            Inventor. . . . . . . . . . . . . .    (109,182)       (41,105)      (99,225)
          Accounts payable  . . . . . . . . . .     509,631         41,546        30,741
          Accrued liabilities . . . . . . . . .     467,140        (86,981)       54,965
          Other assets  . . . . . . . . . . . .     261,441       (237,312)       (4,143)
                                                -----------    -----------   -----------

     Net Cash and Cash Equivalents Used By
        Operating Activities  . . . . . . . . .  (4,711,131)    (3,589,488)     (758,730)
                                                -----------    -----------   -----------
    Cash Flows From Investing Activities
     Payments for the purchase of property
      and equipment . . . . . . . . . . . . . .    (247,457)      (663,707)      (90,544)
     Proceeds from sale of business assets
      and property  . . . . . . . . . . . . . .     394,499         10,754             -
     Cash paid for subsidiaries, net of
      cash received . . . . . . . . . . . . . .           -       (248,736)            -

     Net Cash and Cash Equivalents Provided By
        (Used By) Investing Activities  . . . .     147,042       (901,689)      (90,544)
                                                -----------    -----------   -----------

    Cash Flows From Financing Activities
     Proceeds from issuance of common
      stock . . . . . . . . . . . . . . . . . .   2,564,137      4,206,700        777,697
     Proceeds from borrowings, net
      of discount   . . . . . . . . . . . . . .   2,900,000        775,000       (417,008)
     Proceeds from issuance of beneficial
      debt conversion feature . . . . . . . . .           -              -        719,781
     Principal payments or obligation
      under capital lease . . . . . . . . . . .    (108,088)             -              -
     Principal payments on notes payable  . . .    (395,297)      (309,567)      (223,600)

     Net Cash and Cash Equivalents Provided
        By Financing Activities . . . . . . . .   4,960,752      4,672,133        856,870
                                                -----------    -----------   ------------

    Net Increase In Cash and Cash Equivalents       396,663        180,956          7,596

    Cash and Cash Equivalents  -
     Beginning of Period . . . . . . . . . . . .    218,234         37,278         29,682
                                                -----------    -----------   ------------
    Cash and Cash Equivalents  -
     End of Period . . . . . . . . . . . . . . .$   614,897    $   218,234   $     37,278
                                                ===========    ===========   ============

    Supplemental cash flow information and noncash investing and financing activities - Note 7




            WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business   World Wireless Communications, Inc.
and its subsidiary (collectively, "the Company") design, develop and manufacture wired and wireless communications technology, systems and products. The Company also provides contract manufacturing services to the electronics wireless communications industry, as well as engineering and products related to supervisory control and data acquisition (commonly knows as SCADA) technologies.

The Company was formed on November 15, 1995 as a Nevada Corporation. Its name was changed during January 1997, from Data Security Corporation to World Wireless Communications, Inc. During February 1997, the Company combined with Digital Radio, as described in Note 2 - Business
Combination and Acquisitions, and thereby gained wired and wireless communication technology engineering, design, assembly and manufacturing capabilities. During October and November 1997 the Company acquired the Delaware company, TWC Ltd., operating under the name Austin Antenna, and the Kansas company, XARC Corporation. These two acquisitions brought the Company important product lines, technology, and sales contacts which compliment the Company's technology and provide the ability to develop its current product lines. Effective January 1, 1998, all of the subsidiaries except TWC Ltd were merged into World Wireless Communications, Inc. During 1998 the Company sold business assets and products relating to a line of personal computer security products known as Securikey. Sales from the security products were insignificant during 1997.

Principles of Consolidation - The consolidated financial statements include the accounts of World Wireless Communications, Inc. and its wholly owned subsidiary, TWC, Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The Company has sustained losses from operations of $14,974,008, $7,530,227 and $3,236,657 during each of the three years in the priod ended December 31, 1998. In addition, operating activities have used cash of $4,711,131, $3,589,488 and $758,730 during each of the three years in the priod ended December 31,1998. As of December 31, 1998, the Company had a working capital deficiency of $3,327,858 and a capital deficiency of $970,691. The Company obtained additional equity capital of approximately $2,000,000 during February 1999 and $800,000 of notes payable were converted into common stock. Management's plans to improve the Company's financial condition include obtaining profitable operations during 1999 by fulfilling sales and production contracts which either have been received or are probable of being received, collecting royalty payments under existing royalty agreements, obtaining additional equity capital and conversion of a portion of notes payable into common stock. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due.

Concentration of Risk and Segment information - The Company operates solely in the electronics industry and has assets only within the United States. Prior to 1997, sales were primarily to customers in the Western United
States. Export sales during the year ended December 31, 1998 and 1997 were $322,387 and $1,661,752, respectively, of which $322,387 and $1,607,706, respectively, were to customers in Japan. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

Financial Instruments - The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents in excess of insured limits totaled $359,623 at December 31, 1998. The amounts reported as cash and cash equivalents, accounts receivable, other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

Trade Accounts Receivable and Major Customers - Sales to major customers are defined as sales to any one customer which exceeded 10% of sales in any of the three reporting years. Sales to the four major customers during each of the years in the period ended December 31, 1998, respectively, were as follows: Customer "A" - $322,387, $1,596,000 and $0; Customer "B" - $0, $413,512, and $0; Customer "C" - $2,739,375,
$0 and $0; and Customer "D" -- $0, $77,667 and $102,578. Sales to major customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a major customer.

At December 31, 1998 and 1997, an allowance for doubtful accounts of $65,000 and $30,000, respectively, was provided against trade and other receivables.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Research and Development Expense - Current operations are charged with all research, engineering and product development expenses.

Goodwill and Long-Lived Assets - The realizability of goodwill and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Goodwill is included with the group of assets acquired in determining their recoverability. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets including goodwill. Fair value is determined based on estimated expected net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset or an acquired business to perform within projections.

During 1998 the Company evaluated the recoverability of the long-lived assets and goodwill recognized in connection with the Digital Radio acquisition in February 1997 and determined that circumstances indicate an inability to recover their carrying amount. Accordingly, an impairment loss of $5,839,481 has been recognized during 1998 to adjust the carrying amount of the long-lived assets and goodwill to their estimated net future cash flows. Based on future expected cash flows from the technology acquired from Digital Radio, the value of the asset group, including goodwill, was reduced to approximately $900,000 with goodwill comprising $600,000 of that amount.

Goodwill arose from the acquisitions of Digital Radio and TWC Ltd. and is being amortized over a 15-year period on a straight-line basis.

Equipment - Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $613,240, $338,043, and $82,362 for each of the three years in the period ended December 31, 1998, respectively. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost of the equipment and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Investments - At December 31, 1998, investment in marketable securities consisted of common stock of customers classified as available for sale, and are stated at quoted fair market value of $137,648. The cost of the marketable securities was $75,000. The unrealized gain as of December
31, 1998 was $62,648 which is shown as a separate component of accumulated other comprehensive income. The change in net unrealized gains on marketable securities during 1998 was a loss of $50,706.

Sales Recognition - Sales are recognized upon delivery of products or services and acceptance by the customer. As a result of design and technology contracts, the Company has a right to receive royalties which will be recognized upon the related sales by customers.

Stock-Based Compensation - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Stock-based compensation to non-employees, including directors after 1997, is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model.

Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 641,922 and 1,521,846 potentially issuable common shares at December 31, 1998 and 1997, respectively, would have decreased the loss per share and have been excluded from the calculation.

New Accounting Standards - In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company is currently analyzing the impact of this statement, which is required to be adopted in 1999, and does not expect this statement to have a material impact on the Company's financial position, results of operations or cash flows.

During 1998, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1997. SFAS No. 131 requires certain information to be reported about operating segments on a basis consistent with management's decision making process. These statements expanded or modified disclosures and had no impact on consolidated financial position, results of operations or cash flows when adopted.

In June 1998, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities was issued and establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 is effective for year beginning January 1, 2000 and, is not expected to have a material impact on the financial condition or results of operations of the Company.

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

                                       For the Year Ended
                                          December 31,
                                 ----------------------------
                                         1997           1996
                                 -------------  -------------

      Sales                     $   3,048,014   $  2,004,983
      Net Loss                     (6,827,950)    (5,999,903)
      Net Loss per Common Share $       (0.72)  $      (1.17)


On October 31, 1997, the Company acquired all of the outstanding common stock of TWC Ltd (TWC), a Delaware corporation engaged in the design and manufacture of antennas for sale to radio and electronics manufacturers, and acquired substantially all of the assets of Austin Antenna, Ltd. (Austin Antenna), a New Hampshire corporation. The Company paid $146,000 in cash by advancing $106,000 and by paying $40,000 in acquisition costs, and issued 100,000 shares of restricted common stock valued at $1,036,000 or $10.36 per share. The Company also issued 1,200 shares of stock to the owners of TWC for services valued at $12,432. The acquisition was accounted for using the purchase method of accounting. The net assets acquired were recorded at their fair value, with $400,000 allocated to patents and $200,000 allocated to research and development, which was charged against operations. The patents are being amortized over 6.5 years, their estimated remaining useful life. The excess of the purchase price over the estimated fair value of the net assets acquired was $434,443 which was allocated to goodwill and is being amortized over 15 years on a straight-line basis. The results of operations of TWC are included in the consolidated financial statements from the date of acquisition. The net assets and operations of TWC are not significant to the net assets and operations of the Company; therefore, pro forma financial information is not presented.

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

NOTE 3--INVENTORY
Inventory consisted of the following:

                                                  December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------
         Materials . . . . . . . . . .    $   358,167     $  378,238
         Work in process . . . . . . .         48,232        118,194
         Finished goods  . . . . . . .        143,840              -
                                          -----------     ----------

         Total . . . . . . . . . . . .    $   550,239     $  496,432
                                          ===========     ==========

NOTE 4--EQUIPMENT
Equipment consisted of the following:

                                                  December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------
         Computer equipment. . . . . .    $   336,952     $  246,117
         Work in process . . . . . . .         48,232        118,194
         Manufacturing equipment . . .      1,403,438      1,059,916
         Office fuirniture . . . . . .        144,977        164,566
         Software  . . . . . . . . . .        200,563        118,649
                                          -----------     ----------

         Total . . . . . . . . . . . .    $ 2,005,930     $1,589,248
                                          ===========     ==========


NOTE 5--NOTES PAYABLE

                                                 December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------
12 to 15% Notes payable to
  shareholders; paid in 1998 . . . . . .  $         -     $  369,808
  10% Note payable to an unrelated
  party; due September 30, 1998;
  unsecured; converted into common
  stock in 1999 . . . . . . . . . . . . .     800,000        400,000
16% Bridge loan notes payable; interest
  only through 1998, due may 15, 1999,
  secured by all of the Company's assets,
  less unamortized discount of $325,448
  from the issuance of related stock
  warrants. . . . . . . . . . . . . . . .   2,174,552              -

12% Note payable to an employee;
 payable $1,408 monthly
 through December 31, 1999; unsecured . .      18,306          39,518
                                          -----------     -----------

Total Notes Payable. . . . . . . . . . .    2,992,858         809,326

Less:  Current Portion . . . . . . . . .   (2,992,888)       (809,326)
                                          -----------     ------------
Long-Term Notes Payable. . . . . . . . .  $         -     $          -
                                          ===========     ============

In May 1998, the Company executed bridge loans totaling $2,500,000. The notes were initially issued with interest at 10% per annum. Due to not meeting certian loan covanents, the notes were modified retroactively to the date executed to bear interest at 16% per annum. The interest is payable quarterly, commencing on August 15, 1998. The notes are due on May 15, 1999 and are secured by substantially all of the assets of the Company. The notes become due earlier on a pro-rated basis if the Company receives proceeds from issuance of equity securities.

In conjunction with these notes, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $3.00 per share ("the Warrants"), which was reduced on September 11, 1998 to $0.75 per share and further to $0.25 per share on November 19, 1998 as further explained below. The Warrants expire on May 15, 2003.

Under the covenants of the loan agreements, the Company would have been in default on September 15, 1998 and on November 19, 1998 because the Company had revenues less than required for the quarters ended June 30, 1998 and September 30, 1998, respectively.
However, the Company obtained separate waivers of the default for the quarters ended June 30, 1998 and September 30, 1998 from each of the holders of the Notes. As a condition thereto, the Company agreed to increase the interest rate on the notes retroactive to May 1998, from 10% to 16%, change the exercise price of each Warrant from $3.00 per share to $0.25 per share, grant the holders of the notes additional warrants to purchase 83,333 shares of the Company's common stock at an exercise price of $0.25 per share, and to use the proceeds of any offering of its securities to repay the holders of the notes on a pro rata basis (excluding any funds provided therein by Lancer partners L.P., Michael Lauer and their affiliates), in accordance with a formula set forth in the revised notes, thereby eliminating the prior $5,000,000 threshold for the mandatory prepayment of the notes, effective in each instance as of May 15, 1998.

In addition, the holders of the notes agreed to waive any rights under the antidilution clause under the Warrants arising from the offering of the Company's securities, except in the case of any securities with an offering price of less than $0.25 per share, in which event the exercise price of each of the warrants will be changed to such price.

The Company will be in default under the Pledge/Secruity Agreement on April 15, 1999 because the Company had revenues of less than 70% of that projected for the quarter ended December 31, 1998, which default would constitute an event of default under the Loan Agreement between the parties. Since the holders of the Notes waived two similar defaults in the past and recently amended the mandatory prepayment terms of the Note favorably to permit the Company's use of funds raised for purposes other than prepayment of the Notes, management believes that it will be able to negotiate a further waiver of the current default.

The detachable warrants had a fair value of $867,856, or $3.47 per warrant on the date issued, which has been accounted for as a discount of the related notes and a credit to additional paid-in capital. The remaining $1,632,144 of the loan proceeds were allocated to notes payable. The fair value of the Warrants was estimated on the dates issued and on the dates the warrants were modified using the Black-Scholes option-pricing model. Interest expense from amortization of the discount on the notes payable was $542,408 during the year ended December 31, 1998. Interest expense resulting from the modifications of the warrants and from granting additional warrants was $331,827 during the year ended December 31, 1998.

If the Company is in default in future periods, the Company can be required to issue warrants to purchase up to an additional 250,000 shares of common stock exercisable for up to five years at an exercise price of $2.50 per share, payable at the rate of 83,333 shares of common stock for each 90-day period during which the default continues. The Company is obligated to register the underlying shares and bear the cost burden of such registration.

NOTE 6--INCOME TAXES

The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset are shown below:


                                                 December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------

    Operating loss carryforwards . . . .  $ 5,011,372    $ 3,684,004
    Accrued liabilities and other. . . .       92,689        271,694
                                          -----------    -----------
    Total Deferred Tax Assets. . . . . .    5,104,061      3,955,698

    Valuation Allowance  . . . . . . . .   (5,104,061)     3,955,698)
                                          -----------    -----------
    Net Deferred Tax Asset . . . . . . .  $         -    $         -
                                          ===========    ===========

For tax reporting purposes, the Company has net operating loss carryforwards in the amount of $13,435,314 which will expire beginning in the year 2012. Of this amount, $1,246,871 was from Digital Radio prior to its acquisition, and the availability of this amount to offset future taxable income is limited.

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.


                                                 December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------

Tax at statutory rate (34%). . . . . . .  $(5,091,163)    $(2,560,277)
Non-deductible expenses. . . . . . . . .      604,178         645,880
Change in valuation allowance. . . . . .    5,299,083       2,301,134
State tax benefit, net of federal tax
  effect . . . . . . . . . . . . . . . .    (494,142)       (248,497)
Research and development credit  . . . .    (317,956)       (138,240)
                                          ----------      ----------

Net Income Tax Expense . . . . . . . . .  $        -      $        -
                                          ==========      ==========

In connection with the Digital Radio acquisition, $1,258,000 of research and development was written-off before tax. This amount comprises most of the non-deductible expenses in 1997. The results of the acquisition were an increase to total deferred tax assets of $620,647 and a corresponding increase in the valuation allowance. During 1998, non-deductible expenses consisted primarily of research and develpment expenses for which a credit was recognized instead of a deduction.

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Supplemental Cash Flow Information

                                                For the Years Ended
                                                    December 31,
                                             ----------------------------
                                                 1998      1997      1996
                                             --------   -------   -------
    Interest Paid . . . . . . . . . . . .    $531,247   $34,426   $30,677

Noncash Investing and Financing Activities

During 1998, the Company issued stock for notes receivable to three individuals. The total of the notes receivable was $72,852. In conjunction with these receivables, interest expense was charged on one of these notes. The interest charged was $10,567. The Company acquired equipment and incurred obligations under capital lease agreements during 1998. The value of the equipment acquired was $900,993. The Company also purchased equipment for a note. The amount of the note was $4,278. During 1998, the Company repurchased stock options from employees. The Company reversed $903,619 of unamortized compensation relating to the repurchased stock options. The Company also incurred $392,662 in compensation expense and $70,518 in unearned compensation by issing stock options during 1998.

The Company sold business assets relating to its SecuriKey products during 1998. The Company realized proceeds on the sale of $372,499 and recognized again of $319,528. The Company also sold other assets to various parties during the year. The book value of the assets sold was $16,940. The Company realized proceeds on the sale of $8,636 resulting in a loss upon disposal of $13,223.

During 1998, the Company recognized interest expense of $867,856 relating to the discount of detachable stock warrants. An additional $331,827 was recognized as interest expense as a result of modifications to the detached warrants exercise price and the granting of additional warrants.

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

     Fair value of assets acquired. . . . . . . . . . . . $   1,112,399
     Purchased research and development . . . . . . . . .     1,258,000
     Goodwill. . . . . . . . .  . . . . . . . . . . . . .     7,885,075
     Common stock issued and stock options granted. . . .    (8,674,062)
                                                          -------------
     Liabilities Assumed . . .  . . . . . . . . . . . . . $   1,581,412
                                                          =============

During the year ended December 31, 1996, $138,000 of debt was issued to acquire equipment, of which $120,000 was payable to a stockholder. Notes payable in the amount of $815,000 were converted to common stock. Common stock valued at $787,588 was issued for services.


NOTE 8--STOCKHOLDERS' EQUITY

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

The Company issued 2,557,857 shares of common stock from January 1997 through August 1997 in private placement offerings for $4,195,250 cash. During 1997, the Company issued 25,098 shares of common stock upon the exercise of stock options. Proceeds from the issuance were $11,452 of cash and a promissory note from a shareholder of $18,409.

On November 11, 1997, the Company fulfilled an obligation totaling
$323,456 under a settlement reached with an otherwise unrelated joint venture partner. The obligation was settled by the Company issuing 40,000 shares of restricted common stock valued at $8.09 per share based upon fair value of the common stock on the date issued. Under the settlement agreement, the shareholder has an option to require the Company to redeem the stock at $4.00 per share through February 28, 1998, but the option was not exercised by that date and it expired. During November and December 1997, the Company issued 24,375 shares of common stock for financing fees in the amount of $253,137.

During 1998, the Company issued 502,000 restricted common shares in a private placement to the major shareholders of the Company for cash in the amount of $907,767, net of $96,233 in accumulated offering costs, or $2.00 per share before offering costs. There were no unstated rights or privileges received with respect to this issuance. The Company issued 2,219,258 shares of common stock from October 1998 through December 1998 in private placement offerings for $1,436,047.

The Company issued 10,000 common shares in conjunction with the execution of a manufacturing contract during February 1998. The shares were valued at $75,000 or $7.50 per share, which was the quoted market trading price on the date of issuance and was considered a preliminary cost of obtaining the contract. The cost will be amortized over the fulfillment of the contract. The Company also issued 234,283 shares of common stock for legal and consulting services. An additional 199,546 shares were issued as finders fees and commissions.

In May 1998, the Company acquired proprietary intellectual property rights in and to spread spectrum radio technology which has been accounted for as purchased research and development. The acquisition of this technology provides the Company with the ability to modify and update the technology for use in its radio products and engineering contracts. The purchase price was $305,651, of which $300,000 was paid by the issuance of 60,000 common shares valued at $5.00 per share, with the balance being paid in cash for closing and related costs. Additionally, the Company loaned $66,975 to the seller, $41,975 therefore, was paid in cash and carries interest at 10%. The balance of $25,000 was advanced through the issuance of 5,000 common shares, valued at $5.00 per share, to two creditors of the seller. The seller executed an unsecured promissory note which is due the earlier of the date of registration by the Company of the 60,000 shares of common stock or June 22, 1999.

During 1998, the Company issued 435,051 shares of common stock upon the exercise of stock options. Proceeds from the issuance were $143,323 and a promissory note from a shareholder of $48,419. $10,000 of the note has been received and the Company has charged the shareholder interest of $10,567 on the note.

In November 1998, the Company converted $15,123 of interest to 30,000 shares of common stock. This interest was converted to shares at a rate that was below the market value for the stock. An additional $24,267 of interest expense was recognized on the conversion of the interest. In association with the bridge loans discussed in note 5, $867,856 of interest expense was recognized and recorded as additional paid-in capital. As a result of being in default on the bridge loans, additional warrants were issued and the existing warrants were repriced. This resulted in an additional $184,720 of interest that was recognized as additional paid-in capital. The total amount of interest expense that was recorded as additional paid-in capital is $1,091,966.

Unearned compensation arose from stock options granted in 1997 and 1998 which vest through 2001and a receivable from a shareholder who exercised a stock option in exchange for a promissory note.
NOTE 9-STOCK OPTIONS

NOTE 9--STOCK OPTIONS

The Board of Directors approved The 1997 Stock Option Plan (the 1997 Plan) in September 1997 which authorized options to purchase 1,500,000 shares of common stock. Options to purchase 937,044 common shares were granted under the Plan on December 18, 1997, with a weighted-average exercise price of $6.50 per share. The options become exercisable from the date granted through November 10, 1999. The unexercised options were to expire on December 17, 2002. Compensation relating to the options of $2,108,349, or $2.25 per share, was to be recognized over the period the options vest, of which $697,840 was recognized during the fourth quarter of 1997.

In April 1998, the Board of Directors approved the repurchase of 638,236 unvested employee stock options for $6,382, or $0.01 per share which were granted during the fourth quarter of 1997. The Company has recognized compensation expense, relating to these options, of $506,891 during 1998. As a result of the repurchase, the Company eliminated $903,619 of unearned compensation.

During 1998, the Company adopted the 1998 Employee Incentive Stock Option Plan and the 1998 Non-Qualified Stock Option Plan. The number of stock options that may be issued under each plan is 1,000,000 options, respectively. The Plans are effective December 10, 1998. The Plans must be ratified by the holders of a majority of the outstanding common stock of the Company. If the Plans are not approved by the first anniversary of the Plans, then the Plans shall terminate and any options granted shall be void.

During 1998, the Company granted additional options under the 1997 Plan pending approval by the Board of Directors, which approval was obtained during February 1999. The options become exercisable from the date granted through February 27, 2001. The unexercised options expire three to five years from the date of grant. Compensation relating to the options of $463,180 is being recognized over the period the options vest of which 392,662 was recognized during 1998.

A summary of the status of the Company's stock options as of December 31, 1998 and 1997, and changes during the years then ended are presented below:

                                            1998                     1997               1996
                                 ------------------------   ---------------------   -----------------
                                                Weighted-               Weighted-           Weighted-
                                                  Average                 Average             Average
                                                 Exercise                Exercise            Exercise
                                        Shares      Price       Shares      Price    Shares     Price
                                 -------------   --------   ----------   --------   -------  --------
Outstanding at beginning
   of year . . . . . . .             1,521,846   $   4.33      258,000   $   0.33         -  $      -
Granted . . . . . . . . .              595,678       5.03    1,288,944       5.06   258,000      0.33
Exercised . . . . . . . .             (435,051)      0.44     (25,098)       1.19         -         -
Forgeited or canceled . .           (1,040,551)      6.32           -        0.00         -         -
                                 -------------              ---------               -------   -------
Outstanding at end of year             641,922       4.20    1,521,846       4.33   258,000      0.33
                                 =============              ==========              =======
Options exercisable at
 year-end . . . . . . .                425,994       4.36      792,610       2.32   258,000      0.33
                                 =============              ==========              =======
Weighted-average fair value
  of options granted during
  the year . . . . . . .         $        3.86    $  3.43   $    1.76
                                 =============    =======   =========


The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options Outstanding                Options Exercisable
                      --------------------------------------     -------------------------
                                       Average    Weighted-                     Weighted-
      Range of             Number      Remaining     Average          Number       Average
      Exercise        Outstanding    Contractual    Exercise     Exercisable      Exercise
       Prices         At 12/31/99           Life       Price     at 12/31/98         Price
    -------------     -----------    -----------  ----------     -----------    ----------


    $0.09 - $ 0.35          8,366      3.0 years  $     0.09           8,366     $    0.09
    $1.25 - $ 1.81        156,186      4.7 years  $     1.52          61,426     $    1.56
    $2.00 - $ 2.00         80,564      1.2 years  $     2.00          80,564     $    2.00
    $3.40 - $ 4.65        144,483      3.5 years  $     3.64          55,738     $    3.56
    $6.50 - $ 6.50        203,500      3.4 years  $     6.50         194,775     $    6.50
    $7.47 - $12.00         48,825      4.1 years  $    11.23          25,125     $   11.10
                      -----------                 ----------      ----------
    $0.09 - $12.00        641,922      3.5 years  $     4.20         425,994     $    4.36
                      ===========                                 ==========



The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation, employees. Stock-based compensation charged to operations was $899,553, $963,340 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Had compensation cost for the Company's options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                For the Years Ended
                                                     December 31,
                                         -----------------------------------
                                                     1998               1997
     Net loss:                           ----------------      -------------

       As reported. . . . . . . . . . .  $    (14,974,008)     $  (7,530,227)
       Pro forma. . . . . . . . . . . .       (17,152,382)        (8,060,504)
     Basic and diluted loss per share:
       As reported. . . . . . . . . . .  $          (1.34)     $       (0.82)
       Pro forma. . . . . . . . . . . .             (1.53)             (0.87)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0.0% for both periods; expected volatility of 105.3% and 79.2%; risk-free interest rate of 5.2% and 5.3% and expected life of the options of 4.1 years and 2.0 years.

NOTE 10-RELATED PARTY TRANSACTIONS

During 1998, the Company paid outstanding loans to shareholders. The amount paid on these loans totaled $369,807. In addition, a shareholder and an employee of the Company made a short-term loan to the Company for $40,000. This loan was also repaid in 1998.

During 1997, an officer and shareholder loaned $125,000 to the Company. The loan carried a 12% interest rate and was due on December 31, 1997. The Company issued 9,375 shares of common stock valued at $98,938 as a fee relating to the loan. Two loans to the Company of $400,000 were guaranteed and secured by common stock held by an officer. Through the acquisition of Digital Radio, the Company assumed and subsequently paid a note payable and accrued wages totaling $128,057 to two officers and shareholders.

NOTE 12-SALE OF SECURIKEY BUSINESS

During January 1998, the Company sold its SecuriKey Business, which was only the sale of certain business assets, including customer lists, technology, equipment and related products, to a shareholder/employee for $372,499. The SecuriKey business was not considered by management to be a separate business segment; accordingly, the gain on the sale of $319,528 has been included in the results of operations.

NOTE 13--COMMITMENTS AND CONTINGENCIES

Lease Commitments   The Company leases office and production facilities
under agreements accounted for as operating leases. Lease expense for the years ended December 31, 1998 and 1997was $483,456 and $367,301, respectively. During 1998, the Company entered into an agreement to lease new facilities with a lease term ending in August 2005. The Company also leases manufacturing and engineering equipment under capital leases with interest rates from 9 to 24 percent, with a weighted average interest rate of 19.7% The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value of net minimum lease payments as of December 31,1998:

                                              Capital       Operating
     Years Ending December 31:                 Leases          Leases
                                            ---------     -----------


             1999. . . . . . . . . . . . . .$  222,833    $   365,544
             2000. . . . . . . . . . . . . .    88,989        358,733
             2001. . . . . . . . . . . . . .     6,817        304,974
             2002. . . . . . . . . . . . . .         -        312,352
             2003. . . . . . . . . . . . . .         -        320,165
             Thereafter. . . . . . . . . . .         -        468,234
                                            ----------    -----------

     Total Minimum Lease Payments . . . . . .  318,639    $ 2,130,002
                                                          ===========
     Less amount representing interest. . . .  (36,045)
                                             ---------
     Present Value of Net Minimum
     Lease Payments . . . . . . . . . . . . .  282,594
     Less Current Portion . . . . . . . . . .  197,626
                                             ---------
     Capital Lease - Long-Term. . . . . . . .$  84,968
                                             =========

Software Claim Proceedings The Company leased computer-aided design software with total future lease payments of $550,887. The Company has requested a cancellation of the reelated $735,207 lease obligation, which includes technical a support agreement in the amount of $184,320.

The software vendor commenced a lawsuit against the Company seeking damages of approximately $485,000 plus interest, legal fees and expenses arising out of the Company's alleged breach of contract for the purchase of software and related items. The Company believes that it has adequate defenses against the claim. Although there can be no assurance as to the outcome thereof the Company plans to vigorously defend against the action, and has made adequate provision in the financial statements for any anticipated outcome.

An investment banker commenced a lawsuit against the Company seeking to recover damages of $231,129, plus legal fees and expenses. In this case, the Company asserted a counterclaim seeking damages of approximately $250,000. While the Company believes that it has adequate defenses to the claim and that its counterclaim similarly has merit, there can be no assurance as to the outcome of the litigation.

Unasserted Claim   The Company received an oral request in 1998 from Mr.
and Mrs. Richard Austin to rescind the Company's purchase of the assets of Austin Antenna Ltd. which closed in 1997. In addition, Mr. Austin requested that the Company bear the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts seeking damages of approximately
$50,000 for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and (ii) an unpaid finder's fee that is the subject of the Massachusetts' litigation. The Company, in turn, has advised Mr. and Mrs. Austin that Austin Antenna Ltd. has breached its agreement with the Company by, among other things, failing to furnish it with proprietary engineering drawings and related data that would enable the Company to manufacture the antennas now produced by Austin Antennas Ltd., but such data has not yet been provided to the Company. Although the Company believes that its claim against Austin Antenna Ltd. and the claims of Mr.
and Mrs. Austin will be amicably resolved, there can be no assurance as to the outcome thereof.

Settlement of Unasserted Claim   Although formal legal action was not
initiated, a former officer of the Company threatened litigation against the Company following his resignation as an officer and as a director in October 1997. The resignation was the result of a dispute over compensation involving, among other things, a claim by the former officer and director that the Company had agreed to grant him options to purchase 275,000 shares of the Company's common stock at a price of $2.00 per share in connection with his employment, and had later disaffirmed such obligation. During November 1998, the former officer and the Company agreed to a settlement wherein the Company agreed to pay $4,000 for accrued salary and other compensation, and to issue the former officer stock options to purchase 55,000 common shares at $6.50 per share expiring in three years from the date of the settlement. The options had a fair value of $10,063 on the grant date.

Employment Agreements In October and November 1997, the Company entered into employment agreements with key members of management. The agreements require the company to pay these parties a total of $80,000 per year over a period of three years.

In May 1998, the Company entered into an employment agreement with another key member of management. The agreement requires payments of $125,000 per year. In addition, the Company is required to pay six months salary and benefits in the event of termination of this individual without cause.

Production Agreement   In October 1998, the Company reached an agreement
with an unrelated third party to develop technology for use in certain products. Under the ongoing Agreement, the Company is to receive
$400,000, of which $200,000 has been billed as of December 31, 1998.

401K Profit Sharing Plan -The Company sponsors a 401K profit sharing plan but has no commitment to match employee's contributions to the plan, nor has the Company made any contributions to the plan to date.

NOTE 13--SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company obtained additional equity financing in exchange for the issuance of common stock. The Company also issued 88,757 shares in exchange for services.

On March 4, 1999, holders of two unsecured notes payable totaling $800,000 converted the notes and related accrued interest into 893,698 common shares at $1.00 per share, which was the fair value of the common stock issued.