Form 10-Q
period 1999-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-05-18
CIK 1031744

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            _____________________
                                  FORM 10-Q
                            _____________________

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999

                       Commission file number 333-38567
                      __________________________________


                     WORLD WIRELESS COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)



                   Nevada                            87-0549700
         -------------------------------         -------------------
         (State of other jurisdiction of         (I.R.S. employer
         incorporation or organization)          identification No.)


             2441 South 3850 West, West Valley City, Utah    84120
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


             Registrant's telephone number:    (801) 575-6600


   Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes   X      No __.

   As of May 3, 1999 there were 16,950,855 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.



 PART I FINANCIAL INFORMATION

 Item 1.   Financial Statements

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                    ASSETS

                                                  March 31,   December 31,
                                                    1999          1998
                                                 ___________   ___________
 Current Assets
     Cash and cash equivalents                   $   861,297   $   614,897
     Investment in securities available-for-sale     137,648       137,648
     Trade receivables, net of allowance of
      $65,000                                        515,805       327,387
     Other receivables                               107,163        77,005
     Inventory                                       477,000       550,239
     Prepaid expenses                                 22,265        18,594
                                                 ___________   ___________
        Total Current Assets                       2,121,178     1,725,770
                                                 ___________   ___________

 Equipment                                         2,093,308     2,085,930
     Less accumulated depreciation                (1,276,527)   (1,047,285)
                                                 ___________   ___________
        Net Equipment                                816,781     1,038,645
                                                 -----------   -----------
 Goodwill, net of accumulated amortization           907,695       957,794

 Other Assets, net of accumulated amortization       395,775       414,381
                                                 ___________   ___________

 Total Assets                                    $ 4,241,429   $ 4,136,590
                                                 ===========   ===========

                                                                (CONTINUED)

 The accompanying notes are an integral part of these condensed consolidated financial statements.



                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  March 31,   December 31,
                                                    1999          1998
                                                 -----------   -----------
 Current Liabilities
     Trade accounts payable                      $   478,373   $   982,506
     Accrued liabilities                             895,084       880,638
     Notes payable                                 2,301,124     2,992,858
     Obligations under capital lease -
      current portion                                185,732       197,626
                                                 -----------   -----------
        Total Current Liabilities                  3,860,313     5,053,628
                                                 -----------   -----------
 Long-Term Obligations Under Capital Lease            62,476        84,968
                                                 -----------   -----------
 Stockholders' Equity (Deficit)
     Preferred stock - $0.001 par value;
      1,000,000 shares authorized; no shares
      issued                                              -             -
     Common stock  - $0.001 par value;
      50,000,000 shares authorized; issued
      and outstanding: 16,950,855 shares
      at March 31, 1999  and 13,920,400
      shares at December 31, 1998                     16,950        13,920
     Additional paid-in capital                   28,406,418    25,419,026
     Unearned compensation                           (57,750)      (70,518)
     Receivable from shareholder                     (66,828)      (66,828)
     Accumulated deficit                         (28,042,798)  (26,360,254)
     Accumulated other comprehensive income           62,648        62,648
                                                 -----------   -----------
        Total Stockholders' Equity (Deficit)         318,640    (1,002,006)
                                                 -----------   -----------
 Total Liabilities and Stockholders'
  Equity (Deficit)                               $ 4,241,429   $ 4,136,590
                                                 ===========   ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                      WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   For the Three Months
                                                      Ended March 31,
                                                 -------------------------
                                                    1999           1998
                                                 -----------   -----------

       Sales                                     $ 1,033,375   $ 1,308,883

       Cost of Sales                                 821,685       656,448
                                                 -----------   -----------
       Gross Profit                                  211,690       652,435
                                                 -----------   -----------
       Expenses
         Research and development expense            241,265       663,749
         General and administrative expenses       1,132,758     1,385,096
         Amortization of goodwill                     50,099       122,232
         Interest expense                            474,794        24,581
                                                 -----------   -----------
           Total Expenses                          1,898,916     2,195,658
                                                 -----------   -----------
       Loss From Operations                       (1,687,226)   (1,543,223)

       Interest Income                                 4,682            -

       Other Income                                       -        319,528
                                                 -----------   -----------
       Net Loss                                  $(1,682,544)  $(1,223,695)
                                                 ===========   ===========

       Basic and Diluted Loss Per Common Share   $     (0.10)  $     (0.12)
                                                 ===========   ===========
       Weighted Average Number of Common Shares
        Used in Per Share Calculation             16,474,289    10,468,831
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



                            WORLD WIRELESS COMMUNICATIONS, INC.
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                      For the Three Months
                                                        Ended March 31,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
    Cash Flows From Operating Activities
      Net Loss                                      $(1,682,544)  $(1,223,695)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
         Amortization of goodwill                        50,099       122,232
         Depreciation and amortization                  247,848       166,497
         Amortization of debt discount                  216,963            -
         Amortization of unearned compensation           38,686            -
         Stock issued for interest                       93,698            -
         Stock issued for services                      172,466            -
         Compensation from stock options granted         21,540       412,005
         Gain on sale of business                            -       (319,528)
         Changes in operating assets and liabilities:
            Accounts receivable                        (218,576)     (148,973)
            Inventory                                    73,239        37,621
            Prepaid expenses                             (3,671)       (2,256)
            Accounts payable                           (504,133)       99,845
            Accrued liabilities                          14,446        (4,849)
                                                    -----------   -----------
         Net Cash and Cash Equivalents Used By
          Operating Activities                       (1,479,939)     (861,101)
                                                    -----------   -----------
    Cash Flows From Investing Activities
      Payments for the purchase of property
       and equipment                                     (7,378)      (51,437)
      Proceeds from sale of business assets and
       property                                              -        372,499
      Proceeds from receivable from shareholder              -         10,000
                                                    -----------   -----------
         Net Cash and Cash Equivalents Provided
          by (Used by) Investing Activities              (7,378)      331,062
                                                    -----------   -----------
    Cash Flows From Financing Activities
      Proceeds from issuance of common stock          1,876,800       957,267
      Proceeds from exercise of stock options                -         27,970
      Proceeds from borrowings, net of discounts             -        414,246
      Principal payments on notes payable              (108,697)     (361,211)
      Principal payments on obligation under
       capital lease                                    (34,386)      (53,154)
                                                    -----------   -----------
         Net Cash and Cash Equivalents Provided
           By Financing Activities                    1,733,717       985,118
                                                    -----------  ------------
    Net Increase In Cash and Cash Equivalents           246,400       455,079

    Cash and Cash Equivalents - Beginning
     of Period                                          614,897       218,234
                                                    -----------  ------------
    Cash and Cash Equivalents - End of Period       $   861,297  $    673,313
                                                    ===========  ============
                                                                  (CONTINUED)

       The accompanying notes are an integral part of these condensed consolidated financial statements.


                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)

    Supplemental Cash Flow Information -

       Cash paid for interest was $100,828 and $17,839 for the three months ended March 31, 1999 and 1998, respectively.

    The accompanying notes are an integral part of these condensed consolidated financial statements.



                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Interim Condensed Consolidated Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1998 annual report on Form 10-K/A. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

       NOTE 2 - COMMON STOCK

       During February 1999, the Company issued 2,040,000 common shares for cash in the amount of $2,040,000 received in private placement offering. In connection with the offering, the Company granted options to purchase 200,000 common shares at $1.75 per share within 5 years, and issued 8,000 shares of common stock as finder's fees. The Company also paid $163,200 as finder's fees.

       During March 1999, noteholders converted two unsecurred promissory notes totaling $800,000, together with accrued interest, into 893,698 common shares at $1.00 per share under the terms of a conversion privilege granted to the noteholders in December 1998.

       During the first quarter of 1999, the Company issued 88,757 restricted common shares for services valued at $172,466, or $1.74 per share.

       NOTE 3-BRIDGE LOANS AND WARRANTS

       As of March 31, 1999, the Company is carrying $2,395,528 of bridge notes payable which mature May 15, 1999. Subsequent to the end of the first quarter, the bridge loans, together with accrued interest thereon were paid in full. The Company raised financing of $3,250,000 on May 14, 1999, which consisted of borrowing $2,600,000 through senior secured 18% notes maturing in one year, issuance of shares of preferred stock,madatorily redeemable in one year, for $650,000 and five year detachable warrants to purchase 3,250,000 shares of the Company's common stock. The notes are secured by substantally all of the assets of the Company.




                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       NOTE 4 - COMMITMENTS AND CONTINGENCIES

       Legal Proceedings - The Company leased computer-aided design software which did not perform as specified; the software, which cost $550,887, was returned to the seller. The Company has requested a cancellation of the $735,207 debt including a technical support agreement in the amount of $184,320. The software vendor, Mentor Graphics, Inc., commenced a lawsuit against the Company seeking damages of approximately $485,000 plus interest, legal fees and expenses arising out of the Company's alleged breach of contract for the purchase of software and related items. The Company believes that it has adequate defenses against the claim and plans to defend the action, although there can be no assurance as to the outcome thereof. The Company has made adequate provision in the financial statements for any anticipated outcome.

       An investment banking firm commenced a lawsuit against the Company seeking to recover damages of $231,129, plus legal fees and expenses. In this case, the Company asserted a counterclaim seeking damages of approximately $250,000. While the Company believes that it has adequate defenses to the claim and that its counterclaim similarly has merit, there can be no assurance as to the outcome of the litigation.

       Unasserted Claim - The Company received an oral request in 1998 from Mr. and Mrs. Richard Austin to rescind the Company's purchase of the stock of Austin Antenna Ltd., which closed in 1997. In addition, Mr. Austin requested that the Company bear the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages of approximately $50,000 for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and (ii) the unpaid finder's fee that is the subject of the litigation. The Company, in turn, has advised Mr. and Mrs. Austin that Austin Antenna Ltd. has breached its agreement with the Company by, among other things, failing to furnish it with proprietary engineering drawings and related data that would enable the Company to manufacture the antennas now produced by Austin Antennas Ltd., but such data has not yet been completely provided to the Company. Although the Company believes that its claim against Austin Antenna Ltd. and the claims of Mr. and Mrs. Austin will be amicably resolved, there can be no assurance as to the outcome thereof.



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q.
       Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998

       Sales in the three-month period ended March 31, 1999 were $1,033,375 compared to $1,308,883 during the three-month period ended March 31, 1998. During the first quarter of 1999 the Company derived its revenue as follows: engineering services, $644,818, wireless products, $28,109, antenna, $85,988 and contract and cable manufacturing, $274,460. During the first quarter of 1998 the Company derived its revenue from engineering services $1,104,934, and contract and cable manufacturing, $203,949.

       Gross profit in the three-month period ended March 31, 1999 were $211,690 compared to $652,435 during the comparable period during 1998. This decrease is primarily due to two factors: during the first quarter of 1998, 84% of the Company's revenues were derived from the most profitable segment of the business engineering services compared to 62% in the first quarter of 1999. Also, in the first quarter of 1998, the Company met certain design and development contract milestones for efforts and costs incurred over several preceding periods.

       The Company reduced its research and development costs and its selling, general, and administrative expenses by $674,822 from $2,048,845 in the first quarter in 1998 to $1,374,023 in the first quarter in 1999. This reduction was primarily due to the reduction of employees from 90 employees in the first quarter of 1998 to 54 in the first quarter of 1999.

       The amortization of goodwill decreased $72,133 from $122,232 for the three-months ending March 31, 1998 to $50,099 for the three-months ending March 31, 1999. This decrease is due to the impairment of goodwill the Company recognized in the third quarter of 1998.

       Interest expense increased $450,213 from $24,581 for the three-months ending March 31, 1998 to $474,794 for the three-months ending March 31, 1999. This increase is due to two factors: (1) the increased debt from average quarterly debt of $1,210,690 in the first quarter of 1998 to average quarterly debt of $2,912,392 in the first quarter of 1999 and (2) in May 1998, the Company executed certain bridge loans, in the amount of $2,500,000. The bridge loans have detachable warrants, which has been accounted for as a discount of the related notes and is amortized to interest expense over the life of the note. The amortization of this debt discount was $216,000 in the first quarter of 1999, while the Company had no such discount expense in the first quarter of 1999.

       During January 1998, the Company sold its SecuriKey business assets and property including customer lists, technology, equipment and related products to a shareholder/employee for $372,499. The sale resulted in a gain of $319,528. During the first quarter of 1999 the Company earned $4,682 of interest income.

       Liquidity and Capital Resources

       The Company's liquidity at March 31, 1999 increased compared to December 31, 1998. Current assets increased by $395,408 although short-term borrowings decreased by $1,193,315.

       In order to sustain operations, the Company borrowed $2,500,000 pursuant to an offering of units consisting of (a) its Senior Secured Notes, maturing on May 15, 1999 and bearing simple interest at the rate of 16% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable for up to five years from the date of issuance at an exercise price of $.75 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $2.50 per share (subject to adjustment under certain circumstances), payable at the rate of 83,333 shares of Common Stock for each 90-day period thereafter during which such default continues. Such offering was made in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. The Notes are mandatorily prepaid in the event that the Company closes an offering of its securities, whether through one or more private placements or secondary public offerings, in accordance with the formula described below under "Risk of Default with Debtholders."

       Nevertheless, in management's opinion, the Company will not be able to satisfy its needs for additional capital through borrowing, but will be able to meet these needs only by issuing additional equity securities. Thus, after May 1998, the Company decided to secure additional financing of up to at least $5,000,000 through the further sale of its equity securities. As part of this plan, pursuant to certain private placements during the Fall of 1998, the Company raised a total of $1,463,000 through the sale of its Common Stock. In addition, pursuant to its Confidential Private Placement Memorandum dated January 24, 1999, as amended (the "Offering"), the Company raised additional equity financing in the first quarter of 1999. However, there can be no assurance that the Company will be able to obtain any additional capital or, if so, on terms acceptable to it.

       The Company granted the right to two $400,000 note holders on December 10, 1998, to convert their notes, together with accrued interest, into shares of common stock at $1.00 per share. Since the fair value of the common shares was $1.42 per share at that date, the conversion feature was valued at $374,171, which was recognized as interest expense on the date granted. The debt and accrued interest was converted into 893,698 common shares on March 4, 1999.

       Risk of Default with Debtholders

       As stated above, on May 15, 1998, the Company closed an offering consisting of $2,500,000 of its Senior Secured Notes (the "Notes") and warrants to purchase 250,000 shares of its common stock (individually a "Warrant" and collectively the "Warrants") (the "Debt Offering"). The Notes originally bore interest at the rate of 10% per annum payable quarterly commencing on August 15, 1998, mature on May 15, 1999 and are secured by substantially all of the assets of the Company. Pursuant to the terms of the Debt Offering, the Company gave the holders of the Notes a first security interest in all of the Company's machinery, equipment, automobiles, fixtures, furniture, accounts receivable and general intangibles, including any stock in any subsidiary, under the Pledge/Security Agreement.

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

       The Company obtained separate waivers of the default for the quarters ended June 30, 1998 and September 30, 1998 from each of the holders of the Notes. As a condition thereto, the Company agreed (a) to increase the interest rate of the Notes from 10% to 16%, (b) to change the exercise price of each Warrant from $3.00 per share to $0.25 per share, (c) to grant the holders of the Notes additional warrants to purchase 83,333 shares of the Company's Common Stock at an exercise price of $0.25 per share, and (d) to use the proceeds of any offering of its securities to prepay the holders of the Notes on a pro rata basis (excluding any funds provided therein by Lancer Partners L.P., Lancer Offshore L. P., Michael Lauer and their affiliates), in accordance with a formula set forth in the revised Notes, thereby eliminating the prior $5,000,000 threshold for the mandatory prepayment of the Notes, effective in each instance as of May 15, 1998. Thus, during the period from November 25, 1998 through January 27, 1999, each Note would have been prepayable as follows:

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

 The holders of the Notes and the Company agreed to further changes in the mandatory prepayment terms of the Notes pursuant to an Amendment of Agreements dated March 25, 1999 in accordance with the revised prepayment terms set forth below:

     (a) 25% of the first $3,000,000 of gross proceeds in the case of any such transaction described above occurring between January 27, 1999 and May 15, 1999.

     (b)  35% of the next $2,000,000 of gross proceeds so raised; and

     (c) 50% of the gross proceeds in excess of $5,000,000 so raised until May 15, 1999 excluding in any case any funds raised from Lancer Partners L.P., Lancer Offshore L.P., Michael Lauer and their affiliates.

 Thus, this revised mandatory prepayment formula would apply to funds raised pursuant to the Company's offering of 5,000,000 shares of its Common Stock at $1 per share pursuant to its Confidential Private Placement Memorandum dated January 24, 1999. In consideration for such amendment, the Company issued an additional 100,000 warrants at an exercise price of $0.25 per share which expire on May 15, 2003.

 The Company was in default under the Pledge/Security Agreement on April 15, 1999 because the Company had revenues of less than 70% of that projected for the quarter ended December 31, 1998, which default would constitute an
 event of default under the Loan Agreement between the parties.   The
 company has not received any notice of default relating to such item.

 However, the Company raised financing of $3,250,000 on May 14, 1999, which consisted of borrowing $2,600,000 through senior secured 18% notes maturing in one year, issuance of shares of preferred stock,madatorily redeemable in one year, for $650,000 and five year detachable warrants to purchase 3,250,000 shares of the Company's common stock. The notes are secured by substantally all of the assets of the Company.

 Since the Company will use such funds to pay off the principal amount of the Notes of $2,395,528 outstanding and accrued interest of $74,556 in full on or immediately after the maturity date of the Notes of May 15, 1999, the Notes will have paid in full. Accordingly, the Company believes that it will satisfy its remaining obligations under the Notes in full and does not anticipate any further claim with respect thereto, although there can be no assurance as to the latter point. Moreover, there can be no assurance that the Company will not commit a default under the 1999 Debt/Equity Offering in the future. In the event that the debtholders sell the Company's assets securing the Notes following a current or future default, such sale would materially and adversely affect the Company's business and financial condition.

 Outlook

 The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

 The Company commenced the shifting of its strategic direction during the first quarter of 1999. In early 1999, the Company successfully implemented its proprietary X-traWeb network for integrating wireless solutions with Internet technologies. The Company's X-traWeb network allows data from a remote wireless radio frequency (RF) system to be accessed via a secure, encrypted remote location to simplify the control, access and monitoring of those devices. Currently, X-traWeb is used to monitor, via the Internet, data on energy use from an automatic meter reading (AMR) system with Modesto Irrigation District in Modesto, California. The Company first received orders for the sale of certain of its X-traWeb products during the second quarter of 1999.

 Applications for X-traWeb in addition to AMR include remote monitoring and control of wireless supervisory control and data acquisition (SCADA) implementations in the oil and gas pipeline; environmental control; water and wastewater management; and heating, ventilation and air conditioning
 (HVAC) industries. Other applications include data access and monitoring for vending machines, medical devices and security systems.

 The Company also began the sale of a series of low speed digital radios (LSDR's) and related devices to third parties in addition to those sold to Williams Wireless Inc., a subsidiary of the Williams Companies, Inc. The Company presently has a number of LSDR models available, three of which (the LSDR 100, the 900 MHz Hopper Radio and the 900 MHz Micro-Hopper Radio) have been sold to Williams for use and/or testing in the Williams Telemetry Network.

 The Company is focussing its resources on promoting the sale of X-traWeb products and believes it will achieve significant sales from this source during 1999, although there can be no assurance of such a result. In addition, the Company believes it will also derive significant revenue from its sale of its proprietary LSDR's in 1999, although there can be no assurance of such a result. Furthermore, the Company believes that it will continue to derive revenue from its contract design and development service and manufacturing services, although there can be no assurance of the amounts to be derived therefrom.

 In addition, management believes that as deregulation of natural gas and other utilities continues, multiple utility suppliers will be serving a given city, neighborhood, or industrial park. Consequently, it will become more difficult and time consuming for utility companies to read meters as they will generally not be the provider to every user in the city or neighborhood which will increase the cost effectiveness of reading utility meters remotely. Management believes that the Williams Telemetry Network, described in detail in the Prospectus dated February 17, 1998, is a viable alternative to the current practice of manually reading meters. Additionally, management believes that William's position as an affiliate of a major transporter of natural gas in the United States positions it to successfully market its telemetry network, which currently is designed to use collector and repeater radios supplied by the Company to gather and transmit data.

 Slower than anticipated market adoption of the Williams AMRS has diminished projected revenues from the original estimates of $70 million over the years 1998-2000. However, the Company continues to develop and improve AMRS products under contract with Williams to develop principally two systems: an Automatic Meter Reading System (AMRS) and a wireless pipeline Supervisory Control and Data Acquisition Systems (SCADA). Although there are current negotiations in progress for firm commitments from Williams for AMRS products at this time, there can be no assurance as to the outcome thereof.

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

 On October 15, 1998, the Company entered into a seven-year lease for a 34,000 square foot facility in West Valley City, Utah. The Company consolidated its American Fork and Salt Lake City, Utah operations and staff into the new facility. Management expects the new facility to provide sufficient manufacturing and office space for the foreseeable future. However, if additional capacity were required, management would consider out-sourcing a portion of the manufacturing overload.

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

 The Company completed development under a contract with Kyushu Matsushita Electric Co., Ltd. (KME, which is also known as Panasonic) that calls for royalty payments upon shipment of certain KME products. Shipments of KME products containing the Company's technology began during the third quarter of 1998. Management believes royalty payments from the contract were earned during the fourth quarter of 1998, but were subject to recoupment by KME up to the first $600,000 of royalties. Management further believes that the Company may become entitled to royalty payments with respect to the first quarter of 1999 (which may be paid during the second quarter of 1999), although there can be no assurance of such result. Additionally, the Company entered into follow-on fixed fee contracts with KME during 1998.
 It is management's intent that the fees received will cover the Company's costs. However, these fixed fee arrangements may not cover all of the Company's costs incurred in fulfilling any such contract.

 In anticipation of obtaining additional design and development contracts, management must continually recruit and hire additional RF (radio frequency), software, firmware, digital engineers and sales engineers with RF experience. It is extremely difficult, time-consuming and expensive to find engineers qualified in those fields. There is no assurance the Company will be able to locate and hire such qualified engineers. Associated with the hiring of each engineer, is the need for test and development equipment, software and workstations, which increases the Company's cash requirements.

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

 Statement Regarding Forward-Looking Disclosure

 This report includes "forward-looking statements" within the meaning of
 Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the ability of the Company to obtain financing for its current and future operations, to manufacture (or arrange for the manufacturing of) its products, to market and sell its products, and the ability of the Company to establish and maintain its sales of XtraWeb products. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation, in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirely by the Cautionary Statements.




                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date:   May 14, 1999          World Wireless Communications, Inc.

                               /s/ David D. Singer
                              -------------------------------
                              David D. Singer
                              President and Chief Executive Officer