Form 10-Q
period 1999-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-08-23
CIK 1031744

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            _____________________
                                  FORM 10-Q
                            _____________________

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 1999

                       Commission file number 333-3856
                      __________________________________


                     WORLD WIRELESS COMMUNICATIONS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                       Nevada                              87-0549700
            -------------------------------        ------------------------
            (State of other jurisdiction of             (I.R.S. employer
             incorporation or organization)            identification No.)


              2441 South 3850 West, West Valley City, Utah    84120
          ----------------------------------------------------------------
             (Address of principal executive offices       (Zip Code)


             Registrant's telephone number      (801) 575-6600
                                                --------------


          Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X   No __.

          As of June 30, 1999 there were 17,492,939 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                          TABLE OF CONTENTS


PART I.   Financial Information

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets - as of June 30, 1999
           and December 31, 1998  . . . . . . . . . . . . . . . . . . . . . 1

          Condensed Consolidated Statements of Operation -
           for the three-month and six-month periods ended June 30,
           1999  and June 30, 1998. . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Cash Flows - for the six-month periods ended June 30, 1999 and June 30, 1998 . . 4

          Notes to Condensed Consolidated Financial Statements. . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation . . . . . . . . . . . . . . . . . . . . 9

Part II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 2.   Changes in Senior Securities. . . . . . . . . . . . . . . . . . . 18

Item 6.   Exhibits and Reports on Form 10-K . . . . . . . . . . . . . . . . 19

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

       PART I FINANCIAL INFORMATION

       Item 1.  Financial Statements


                     WORLD WIRELESS COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                    ASSETS
                                                      June 30,   December 31,
                                                        1999         1999
                                                     -----------  ----------
    Current Assets
      Cash and cash equivalents                      $   675,916  $  614,897
      Investment in securities available-for-sale        137,648     137,648
      Trade receivables, net of allowance for
        doubtful accounts                                193,568     327,387
      Other receivables                                   93,698      77,005
      Inventory                                          626,577     550,239
      Prepaid expenses                                    20,269      18,594
                                                     -----------  ----------
         Total Current Assets                          1,747,676   1,725,770

    Equipment                                          2,153,035    2,085,930
      Less accumulated depreciation                   (1,507,999)  (1,047,285)
                                                     -----------  -----------

         Net Equipment                                   645,036    1,038,645

    Goodwill, net of accumulated amortization            857,596      957,794

    Other Assets, net of accumulated amortization        377,169      414,381
                                                     -----------  -----------
    Total Assets                                     $ 3,627,477  $ 4,136,590
                                                     ===========  ===========
                                                                  CONTINUED)

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                       June 30,  December 31,
                                                         1999        1998
                                                     -----------  -----------
    Current Liabilities
      Trade accounts payable                         $   491,877  $   982,506
      Accrued liabilities                                998,554      880,638
      Notes payable                                    2,609,857    2,992,858
      Obligation under capital leases -
       current portion                                   162,797      197,626
                                                     -----------  -----------
         Total Current Liabilities                     4,263,085    5,053,628

    Long-Term Obligation Under Capital Leases             45,281       84,968

    Mandatorily Redeemable Preferred Stock
      Liquidation Preference of $650,000                 650,000           -

    Stockholders' Deficit
      Common stock - $0.001 par value; 50,000,000
       shares authorized; issued and outstanding:
       17,492,939 shares at June 30, 1999 and
       13,920,400 shares at December 31, 1998             17,492       13,920
      Additional paid-in capital                      29,594,486   25,419,026
      Unrealized gain on marketable equity securities     62,648       62,648
      Unearned compensation                              (38,500)     (70,518)
      Receivable from shareholder                        (66,828)     (66,828)
      Accumulated deficit                            (30,900,187) (26,360,254)
                                                     -----------  -----------
         Total Stockholders' Deficit                  (1,330,889)  (1,002,006)

    Total Liabilities and Stockholders' Deficit     $  3,627,477  $ 4,136,590
                                                     ===========  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                        For the Three             For the Six
                                        Months Ended              Months Ended
                                           June 30,                  June 30,
                                   ------------------------  ------------------------
                                      1999         1998         1999         1998
                                   -----------  -----------  -----------  -----------
   Sales                          $   639,624  $ 1,058,074  $ 1,672,999  $ 2,366,957

    Cost of Sales                      559,586      900,129    1,381,271    1,556,577
                                   -----------  -----------  -----------  -----------
    Gross Profit                        80,038      157,945      291,728      810,380

    Expenses
      Research and development
       expense                         428,805    1,272,763      670,070    1,936,512
      General and administrative
       expenses                      1,196,978    1,269,140    2,329,736    2,654,236
      Amortization of goodwill          50,099      401,495      100,198      802,990
      Interest income                   (5,924)          -       (10,606)          -
      Interest expense                 617,292      201,076    1,092,086      225,657
                                   -----------  -----------  -----------  -----------
         Total Expenses              2,287,250    3,144,474    4,181,484    5,619,395
                                   -----------  -----------  -----------  -----------
    Loss From Operations            (2,207,212)  (2,986,529)  (3,889,756)  (4,809,015)

    Other Income                            -            -            -       319,528
                                   -----------  -----------  -----------  -----------
    Net Loss                       $(2,207,212) $(2,986,529) $(3,889,756) $(4,489,487)

    Preferred Stock Dividend           650,000           -       650,000           -
                                   -----------  -----------  -----------  -----------
    Net Loss Applicable to
     Common Stockholders           $(2,857,212) $(2,986,529) $(4,539,756) $(4,489,487)
                                   ===========  ===========  ===========  ===========
    Basic and Diluted Loss Per
     Common Share                  $     (0.17) $     (0.27) $     (0.28) $     (0.42)
                                   ===========  ===========  ===========  ===========
    Weighted Average Number of
     Common Shares Used in Per
     Share Calculation              17,135,024   11,141,692   16,081,399   10,807,073
                                   ===========  ===========  ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            For the Six
                                                           Months  Ended
                                                              June 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
    Cash Flows From Operating Activities
      Net Loss                                        $(3,889,756)  $(4,489,487)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
         Amortization of goodwill                         100,198       802,990
         Depreciation and amortization                    497,926       374,429
         Amortization of debt discount                    325,448       144,628
         Purchased research and development                    -        300,000
         Amortization of unearned compensation             57,936            -
         Compensation for stock options                    21,540       506,890
         Stock issued for interest                         93,698            -
         Stock issued for services                        231,616            -
         Valuation allowance on inventory and
          other assets                                         -        239,066
         Gain on sale of business assets                       -       (319,528)
         Changes in operating assets and liabilities:
           Accounts receivable                            117,126      (250,904)
           Inventory                                      (76,338)     (158,647)
           Prepaid expenses/other assets                   (1,675)       (2,406)
           Accounts payable                              (490,629)      (37,055)
           Accrued liabilities                            117,916       207,025
                                                      -----------   -----------
         Net Cash and Cash Equivalents Used By
          Operating Activities                         (2,894,994)   (2,682,999)
                                                      -----------   -----------
    Cash Flows From Investing Activities
      Payments for the purchase of property
       and equipment                                      (67,105)     (141,231)
     Proceeds from sale of business assets
      and property                                             -        372,499
     Proceeds from receivable from shareholder                 -         10,000
     Loan to a related company                                 -        (56,410)
                                                      -----------   -----------
         Net Cash and Cash Equivalents Provided
          by (Used by) Investing Activities               (67,105)      184,858
                                                      -----------   -----------
                                                                (CONTINUED)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)

                                                            For the Six
                                                           Months  Ended
                                                              June 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
    Cash Flows From Financing Activities
      Proceeds from issuance of common stock          $ 2,356,083   $ 1,047,407
      Proceeds from issuance of preferred stock           400,000            -
      Proceeds from borrowings, net of discounts        1,600,000     2,900,000
      Principal payments on notes payable              (1,258,449)     (389,665)
      Principal payments on obligation under
       capital lease                                      (74,516)     (126,634)
                                                      -----------   -----------
         Net Cash and Cash Equivalents Provided
          By Financing Activities                       3,023,118     3,431,108
                                                      -----------   -----------
    Net Increase In Cash and Cash Equivalents              61,019       932,967

    Cash and Cash Equivalents - Beginning of Period       614,897       218,234
                                                      -----------   -----------
    Cash and Cash Equivalents - End of Period         $   675,916   $ 1,151,201
                                                      ===========   ===========

    Supplemental Cash Flow Information -

   Cash paid for interest was $25,228 and $35,306 for the six months ended June 30, 1999 and 1998, respectively.


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Interim Condensed Consolidated Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1998 annual report on Form 10-K/A. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 - COMMON STOCK

During February 1999, the Company issued 2,040,000 common shares for cash in the amount of $2,040,000 received in a private placement offering. In connection with the offering, the Company granted options to purchase 200,000 common shares at $1.75 per share within 5 years, and issued 8,000 shares of common stock as finder's fees. The Company also paid $163,200 as finder's fees.

During June 1999, the Company issued 510,000 common shares for cash in the amount of $510,000 received in a private placement offering. In connection with this offering, the Company paid $30,000 as a finders fee.

During March 1999, note holders converted two unsecured promissory notes totaling $800,000, together with accrued interest, into 893,698 common shares at $1.00 per share under the terms of a conversion privilege granted to the note holders in December 1998.

During the first and second quarter of 1999, the Company issued 120,841 restricted common shares for services valued at $231,499, or $1.92 per share.

NOTE 3 - MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On May 14, 1999 the Company offered to issue 650 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 3,250,000 common shares at $0.25 per share, and issued such shares of
preferred stock on July 1, 1999.   The preferred shares must be redeemed on
or before May 14, 2000 at their par value plus accrued dividends. The preferred stock cash dividend requirement is $65,000 annually. The preferred stock was issued for $650,000 consisting of $400,000 cash and the deemed payment of $250,000 principal amount of 1998 bridge loan notes. The issuance of the preferred stock with warrants was accounted for as the granting of a favorable conversion feature to the preferred stock holders. was based on their intrinsic value but limited to the cash proceeds and the amount of the notes converted. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $650,000 was recognized on the date granted as a preferred dividend. The value assigned to the warrants

                     WORLD WIRELESS COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - NOTES PAYABLE

On May 14, 1999 the Company issued $2,600,000 of senior secured 16% notes payable which mature in one year. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 principal amount of 1998 Bridge Loan notes. The notes payable are secured by substantially all the Company's assets. Interest on the notes is payable quarterly. A manditory pre-payment of principal equal to 25% of the gross proceeds from any issuanc of the Company's securities is due upon the closing of the issuance. The notes will be in default if the reported loss before interest, depreciation, amortization and taxes exceeds $1,000,000 for the quarter ended June 30, 1999 or if income as computed above is less than $250,000 or $1,000,000 for the quarters ended September 30, 1999 and December 31, 1999 respectively. The Notes will also be in default if the Company fails to make a manditory prepayment of principal from the issuance of the Company's securities. If the notes are determined to be in default for a quarter the Company could be required to issue five-year warrants to purchase 300,000 shares of common stock at $0.25 per share as compensation for the default with respect to such quarter. For the quarter ended June 30, 1999, the Company accrued $431,250 of interest expense for the potential default and issuance of warrants.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings - The Company leased computer-aided design software which did not perform as specified; the software, which cost $550,887, was returned to the seller. The Company requested a cancellation of the $735,207 debt including a technical support agreement in the amount of $184,320. The software vendor, Mentor Graphics, Inc., commenced a lawsuit against the Company seeking damages of approximately $485,000 plus interest, legal fees and expenses arising out of the Company's alleged breach of contract for the purchase of software and related items. The Company settled this claim for $100,000 during the quarter ended June 30, 1999.

An investment banking firm commenced a lawsuit against the Company seeking to recover damages of $231,129, plus legal fees and expenses. In this case, the Company asserted a counterclaim seeking damages of approximately $250,000. The Company anticipates that such lawsuit will be settled although there can be no assurance of such result.

Unasserted Claim - The Company received a verbal request in 1998 from Mr. and Mrs. Richard Austin to rescind the Company's acquisition of Austin Antenna, Ltd., formerly known as TWC, Ltd., a Delaware corporation, by a stock purchase which closed in 1997. In addition, Mr. Austin requested that the Company bear the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages of approximately $50,000 for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and
(ii) the unpaid finder's fee that is the subject of the litigation. The Company, in turn, has put Mr. and Mrs. Austin on notice of the Company's claims that the Austins have failed to honor their agreements with Austin Antenna and the Company by failing to make available engineering drawings and other related data, proprietary to Austin Antenna and the Company by virtue of the acquisition agreement, that would enable the Company to consolidate antenna manufacture in its Salt Lake City facility. The Company is currently in negotiation with Mr. and Mrs. Austin and is working on a belief that the claims between the parties may be resolved amicably. However, there is no current assurance as to the ultimate outcome of those efforts.

Default On 1999 Notes - The Company would have been in default under a Pledge/Security Agreement associated with the 1999 Notes on the date of the filing of its Form 10-Q for the quarter ended June 30, 1999 because, among other things, the Company had an operating loss in excess of that projected for such quarter and because of its failure to make a mandatory prepayment of principal, which failures would have each constituted an event of default under the Loan Agreement between the Company and the holders of the 1999 Notes. Upon the occurrence of an event of default, the holders of the 1999 Notes have the right, among other things, to accelerate the due date of the 1999 Notes to the date of the default and to sell the assets of the Company securing the debt as a means of repaying the debt.

However, the Company is in the process of obtaining separate waivers of the default for the quarter ended June 30, 1999 from the holders of the 1999 Notes. In addition, the Company anticipates obtaining a deferral of any payment of principal on the 1999 Notes until December 31, 1999 regardless of any financing raised by the Company prior to such date through the sale of its securities, and anticipates obtaining certain other changes in the loan agreements. As a condition thereto, the Company anticipates agreeing, among other things,(a) to grant the holders of the 1999 Notes additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, and (b) to grant the holders of the 1999 Notes 200,000 shares of the Company's common stock, which shares would be subject to applicable securities law restrictions. Although the Company believes that it will obtain such waivers, there can be no assurance of such result. Moreover, there can be no assurance that the Company will not commit a default under the May 1999 transactions in the future. In the event that the holders of the 1999 Notes sell the Company's assets securing the 1999 Notes following a current or future default, such sale would materially and adversely affect the Company's business and financial condition.

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

THREE MONTHS ENDED JUNE 30, 1999 AND THREE MONTHS ENDED JUNE 30, 1998

Sales in the three-month period ended June 30, 1999 were $639,624 compared to $1,058,074 during the three-month period ended June 30, 1998. During the second quarter of 1999 the Company derived its revenue as follows: engineering services, $195,445; branded products, $124,328; and contract and cable manufacturing, $319,851. During the second quarter of 1998 the Company derived its revenue from engineering services, $758,738; branded products, $219,625; and contract and cable manufacturing, $79,711. The decrease in engineering services was due to the completion of the development of products for Williams that will be used in their SCADA and Automatic Meter Reading (AMR) applications. Gross profit in the three-month period ended June 30, 1999 was $80,038 compared to $157,945 during the comparable period during 1998, which represents 12.5% and 14.9% of sales respectively.

The Company reduced its research and development costs by $843,958 from $1,272,763 in the second quarter in 1998 to $428,805 in the second quarter in 1999. Such saving was achieved primarily by the Company's reducing the number of employees. General and administrative expenses decreased $72,162 from $1,269,140 in the second quarter of 1998 to $1,196,978 in the second quarter of 1999. The decrease is due to cost cutting measures implemented during the first and second quarters of 1999.

The amortization of goodwill decreased $351,396 from $401,495 for the three-months ending June 30, 1998 to $50,099 for the three-months ending June 30, 1999. The decrease was due to the impairment of goodwill the Company recognized in the third quarter of 1998.

Interest income is due to the Company's investing idle cash in overnight interest bearing accounts. Interest expense increased $416,160 from $201,076 for the three-months ending June 30, 1999 to $617,292 for the three-months ending June 30, 1998, primarily due to the recognition of warrant interest expense and fees the Company bore in connection with the obtaining of debt financing in the second quarter of 1999.

The Company issued 650 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 3,250,000 common shares at $0.25. The issuance of the preferred stock with warrants has been accounted for as the granting of a favorable conversion feature to the preferred stockholders. The value assigned to the warrants was based on their intrinsic value but limited to the cash proceeds and the amount of the notes converted. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $650,000 was recognized on the date granted as a preferred dividend.

SIX MONTHS ENDED JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30, 1998

Sales in the six-month period ending June 30, 1999 were $1,672,999 compared to $2,366,957 during the six-month period ending June 30, 1998. During the first six months of 1999 the Company derived its revenue as follows: engineering services, $840,263; branded products, $238,425; and contract and cable manufacturing, $594,311. During the first six months of 1998, the Company derived its revenue from engineering services, $1,863,672; branded products, $219,625; and contract and cable manufacturing, $283,660. The decrease in engineering services was due to the completion of the development of products for Williams that will be used in their SCADA and Automatic Meter Reading (AMR) applications. Gross profit in the first six-month periods ending June 30, 1999 was $291,728 compared to $810,380 during the comparable period during 1998, which represents 17% and 34% of sales respectively. The decrease was due primarily to two factors: during the first six months of 1998, 78% of the Company's revenues were derived from the most profitable segment of the business, engineering services, compared to 50% in the first six months of 1999. Also, in the first six months of 1998, the Company met certain design and development contract milestones for efforts and costs incurred over several preceding periods. The Company reduced its research and development costs by $1,266,442 from $1,936,512 in the first six-months of 1998 to $670,070 in the first six months in 1999, primarily by reducing the number of its employees. General and administrative expenses decreased $324,500 from $2,654,236 in the first six months of 1998 to $2,329,736 in the first six months of 1999. This decrease was due primarily to a reduction of employees and cost cutting measures implemented during the first half of 1999. The amortization of goodwill decreased $702,792 from $802,990 for the first six-months ending June 30, 1998 to $100,198 for the first six-months ending June 30, 1999.
The decrease was due to the impairment of goodwill the Company recognized in the third quarter of 1998. Interest expense increased $866,429 from $225,657 for the first six-months ending June 30, 1999 to $1,092,086 for the first six-months ending June 30, 1998. In May 1998, the Company executed certain bridge loans in the amount of $2,500,000. The 1998 bridge loans had detachable warrants, which had been accounted for as a discount of the related notes and was amortized to interest expense over the life of the note. The amortization of this debt discount was $325,000 in the first half of 1999, compared to $108,000 in the first half of 1998. Also, the Company recognized warrant interest expense during the second quarter of 1999. Interest income is due to the Company investing idle cash into overnight interest bearing accounts. The Company issued 650 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 3,250,000 common shares at $0.25. The issuance of the preferred stock with warrants has been accounted for as the granting of a favorable conversion feature to the preferred stockholders. The value assigned to the warrants was based on their intrinsic value but limited to the cash proceeds and the amount of the notes converted. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $650,000 was recognized on the date granted as a preferred dividend.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity at June 30, 1999 consisting of cash and cash equivalents was $675,916, which represented an increase of $61,019 over the Company's cash and cash equivalents of $614,897 as of December 31, 1998.
The Company's current assets were $1,747,676 as of June 30, 1999, which represented an increase of $21,906 over the Company's current assets of $1,725,770 as of December 31, 1998. In addition, the Company's current liabilities were $4,263,085 as of June 30, 1999, a decrease of $790,543 from the Company's current liabilities of $5,053,628 as of December 31, 1998. The Company's cash and cash equivalents at June 30, 1999 of $675,916 represented a decrease of $185,381 from the Company's cash and cash equivalents of $861,297 as of March 31, 1999. The Company's current assets at June 30, 1999 of $1,747,676 represented a decrease of $373,502 from the Company's current assets of $2,121,178 as of March 31, 1999. Also the Company's current liabilities at June 30, 1999 of $4,263,085 represented an increase of $402,772 from the Company's current liabilities of $3,860,313 as of March 31, 1999.

In order to pay off the Company's Senior Secured Notes which had a maturity date of May 15, 1998 (the "1998 Notes"), the Company raised financing in May 1999. Such financing involved the sale of separate units consisting of $2,600,000 principal amount of the Company's Senior Secured Notes, bearing interest at 16% per annum, payable quarterly and maturing on May 14, 1999 (the "1999 Notes"). The 1999 Notes are secured by a first security interest in substantially all the assets of the Company's assets, including its machinery, equipment, automobiles, fixtures, furniture, accounts receivable and general intangibles, including any stock in any subsidiary. Also, the Company sold separate units consisting of 650 shares of the Company's 10% Senior Preferred Stock(1) and detachable warrants to purchase 3,250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share, exercisable in whole or in part by the holder at any time on or before May 14, 2004.

Such sales by the Company occurred in a private placement transaction exempt from registration made by the Securities Act of 1933, as amended. **

 ____________________
 * Each share of the Company's Senior Preferred Stock has the following characteristics:

   (a)has a 10% cumulative dividend;


   (b)constitutes the senior series of any preferred stock the Company may issue;
   (c)is non-voting;
   (d)is convertible into shares of the Company's Common Stock at the conversion rate of 10,000 shares of Common Stock for each share of Senior Preferred Stock (or $0.10 per share), if all the shares the Company's Senior Preferred Stock are not redeemed by May 14, 2000 (or up to a total of 6,500,000 shares of the Company's Common Stock based
      on the 650 shares of the Company's   Senior Preferred Stock which are
      issued and outstanding);

   (e)is mandatorily redeemable upon the earlier to occur of (i) May 14, 2000 or

        (ii) the Company's raising of gross proceeds of $5,500,000 from the closing of one or more private placement transactions or secondary offerings of its securities; and

    (f)has a first priority in liquidation of $1,000 per share, plus the amount of unpaid cumulative dividends, payable from the Company's assets after its payment (or its making of adequate provision for the payment) of all claims of its creditors.



 **In May 1999, Lancer Offshore Inc. and the Orbiter Fund, who are affiliates of the Company's largest shareholder group (consisting of such entities, Michael Lauer, Lancer Partners LLC and Lancer Partners L.P.) purchased $1,400,000 principal amount of the 1999 Notes and also acquired at such time separate units consisting of 350 shares of the Company's Senior Preferred Stock and warrants to purchase 3,250,000 shares of the Company's Common Stock, for an aggregate investment of $1,750,000.

As a result of such new financing, the Company paid off the principal amount of the Notes of $2,395,528 outstanding and accrued interest of $96,355 in full on or immediately after the maturity date of the 1998 Notes. Accordingly, the Company believes that it satisfied all of its remaining obligations under the 1998 Notes in full and it does not anticipate any further claim with respect thereto.

The Company would have been in default under a Pledge/Security Agreement associated with the 1999 Notes on the date of the filing of its Form 10-Q for the quarter ended June 30, 1999 because, among other things, the Company had an operating loss in excess of that projected for such quarter and because of its failure to make a mandatory prepayment of principal, which failures would have each constituted an event of default under the Loan Agreement between the Company and the holders of the 1999 Notes. Upon the occurrence of an event of default, the holders of the 1999 Notes have the right, among other things, to accelerate the due date of the 1999 Notes to the date of the default and to sell the assets of the Company securing the debt as a means of repaying the debt.

However, the Company is in the process of obtaining separate waivers of the default for the quarter ended June 30, 1999 from the holders of the 1999 Notes. In addition, the Company anticipates obtaining a deferral of any payment of principal on the 1999 Notes until December 31, 1999 regardless of any financing raised by the Company prior to such date through the sale of its securities, and anticipates obtaining certain other changes in the loan agreements. As a condition thereto, the Company anticipates agreeing, among other things,(a) to grant the holders of the 1999 Notes additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, and (b) to grant the holders of the 1999 Notes 200,000 shares of the Company's common stock, which shares would be subject to applicable securities law restrictions. Although the Company believes that it will obtain such waivers, there can be no assurance of such result. Moreover, there can be no assurance that the Company will not commit a default under the May 1999 transactions in the future. In the event that the holders of the 1999 Notes sell the Company's assets securing the 1999 Notes following a current or future default, such sale would materially and adversely affect the Company's business and financial condition.

OUTLOOK

The statements contained in this Outlook are based on current expectation. These statements are forward looking and actual results may differ materially.

X-traWeb(TM) PRODUCTS

The Company commenced the shifting of its strategic direction during the first quarter of 1999. In early 1999, the Company successfully implemented its proprietary X-traWeb(TM) network for integrating wireless solutions with Internet technologies. The Company's X-traWeb(TM) network allows data from a remote wireless radio frequency (RF) system to be accessed via a secure, encrypted Internet connection using a standard Web browser located anywhere. As a result, the data is available at an Internet-accessible remote location to simplify the control, access and monitoring of those devices.

The Company's existing X-traWeb products currently offered for sale are described below:

(a) X-Node is a small (approximately 1" x 1") embedded controller suitable for mounting in existing equipment for the purpose of remotely monitoring and controlling the equipment over the Internet. For example, a small, embedded computer, called a micro-controller, controls many beverage vending machines. This embedded controller has a serial port built-in to allow a hand-held computer to configure the machine and obtain transaction information. This information can now be collected, remotely, by fitting an X-Node to this serial port. Two versions of the X-Node have been developed and are fully operational; one has a serial interface and the other a digital interface.

(b) X-Gate is a small, rugged Internet gateway device that replaces the more common gateway: the personal computer. The X-Gate is fully operational at present.

(c) X-traWeb(TM) Internet Access Servers dedicated to remote monitoring and control applications are available.

The Company formed X-traWeb, Inc. its wholly-owned Delaware subsidiary, on May 12, 1999 to conduct the Company's X-traWeb(TM) business.

Applications for X-traWeb(TM) in addition to automatic meter reading (AMR), include remote monitoring and control of wireless supervisory control and data acquisition (SCADA)implementations in the oil and gas pipeline; environmental control; water and wastewater management; and heating, ventilation and air conditioning (HVAC) industries. Other applications include data access and monitoring for vending machines, medical devices, and security systems.

During the period from January 1, 1999 through June 30, 1999, the Company received no revenues from, and had no sales of any of, its X-traWeb
products.   As of July 31, 1999, the Company had submitted proposals to an
Italian telephone manufacturer, an Italian electrical utility, a California utility and others. In addition, the Company received a purchase order for the initial installation of an X-traWeb(TM) network for a vending machine owner and operator in Pennsylvania and for a test site at a national fast food chain site in Columbus, Ohio. While the Company believes that its pending proposals will be accepted in whole or in part from these sources and others, and that it will derive substantial revenues therefrom in 1999 and thereafter, there cannot be any assurance that any such sales will be made or the amount thereof, although management anticipates that X-traWeb(TM) product sales will constitute the bulk of its revenues over the next 12-month period and thereafter.

PROPRIETARY RADIO PRODUCTS

The Company is currently offering for sale a total of four 900 MHZ and two
2.4 Ghz low speed digital radios ("LSDRs") which can be used in a variety of industrial applications, including remote control, event detection, SCADA, environmental monitoring, security and industrial control applications.

The Company only sold a limit quantity of these radio products to date since the Company is awaiting Federal Communications Commission (FCC) clearance on all of the above models (with the exception of 2.4 Ghz Hopper). The Company expects to receive FCC approval of these LSDRs within the next 60 day period, although there can be no assurance of such result. If such FCC approval is obtained, the Company can then offer the LSDRs so approved for sale in unlimited quantities for commercial application.

The Company believes that it will derive significant revenues from the sale of its proprietary radio products in the future. However, there can be no assurance as to the amount of such sales or when such sales will occur.

The Company had also developed for The Williams Companies, Inc. devices called Telemetry Interfaces Modular, or TIM (TM)s, which operate at the point of data origin and transmit date to A data collection and forwarding point called a WinGate (TM) unit and the WinGate (TM) unit, in turn, forwards that
data to an operating center via a wide area network.   These supervisory
control and data acquisition (SCADA) units use some of the Company's radio
products.   However, market penetration in the automatic meter reading (AMR)
field has not occurred as anticipated, and, as a result, the Company's contract with Williams has generated a substantially lower level of revenues from that originally anticipated therefrom. Although there are current negotiations in progress for firm commitments from Williams of TIM(TM)s and WinGate (TM) for AMR and gas and oil pipeline applications, there can be no assurance as to the outcome thereof.

CONTRACT MANUFACTURE AND ASSEMBLY; ANTENNAS

The Company is actively engaged in performing assembly and manufacturing services for other manufacturers and vendors of medical, communications, computer graphics and consumer electronic products at its Salt Lake City
manufacturing facility.   The Company expects its level of manufacturing and
assembly activities to increase during the second half of 1999 and during the year 2000. However, there can be no assurance as to the amounts to be derived therefrom or the timing thereof.

In addition, while the Company is engaged in the manufacture and sales of various antennas, it does not expect antenna products to contribute materially to its consolidated net sales or income in the foreseeable future.

On October 15, 1998, the Company entered into a seven-year lease for a 34,000 square foot facility in West Valley City, Utah. The Company consolidated its American Fork and Salt Lake City, Utah operations and staff into the new facility. Management expects the new facility to provide sufficient manufacturing and office space for the foreseeable future. However, if additional capacity were required, management would consider out-sourcing a portion of the manufacturing overload. If a portion of manufacturing is out-sourced, the Company may lose some control over the following areas: cost, timeliness of deliveries and quality. However, by out-sourcing a portion of its manufacturing the Company could avoid delays and costs associated with the expansion of its own facilities. The magnitude of any expansion of the Company's manufacturing capabilities that is required would be a direct function of the sales increase and manufacturing overload, both of which are unknown at this time.

ENGINEERING SERVICES

While the Company does continue to provide design and development services for various third parties, it has reduced its current level of activity inthis area.

The Company completed development under a contract with Kyushu Matsushita Electric Co., Ltd. (KME, which is also known as Panasonic)
that calls for royalty payments upon shipment of certain KME products. Shipments of KME products containing the Company's technology began during the third quarter of 1998. Management believes royalty payments from the contract were earned during the fourth quarter of 1998, and first half of 1999, but were subject to recoupment by KME up to the first $600,000 of royalties. Management further believes that the Company may become entitled to royalty payments with respect to the third quarter of 1999 (which may be paid during the fourth quarter of 1999), although there can be no assurance
of such result.   The Company cannot predict the amount of the royalties to
be received from the future sale of such KME products.

SUMMARY

Management believes that the potential growth of the Company's X-traWeb(TM) business segment, proprietary radio products and manufacturing activities require additional financing to sustain the Company's proposed operations in these areas. It is anticipated that additional executive and marketing personnel will be required for the X-traWeb(TM) business in advance of the receipt of any substantial revenues from such source. There can be no assurance that the Company will be able to locate and hire qualified personnel for such functions; moreover, such a task is time-consuming. Similarly, the Company's inventory needs are expected to increase if, as and when orders are received for these new products. Thus, the Company is currently engaged in seeking to raise additional financing (whether through debt, equity or a combination thereof). The Company has private placement transactions being undertaken in implementation of its fund-raising program.
 While the Company believes that such additional financing can be obtained, there can be no assurance that such financing will be achieved, or, if made available, on terms acceptable to the Company.

In summary, while management is optimistic about the Company's future, it is fully aware that anticipated revenue increases from sales of X-traWeb(TM) products, proprietary radios and manufactures activities, design and development contracts and royalty income are by no means assured, and that if such increases do materialize, the requirements for capital are substantial, for which there is no present commitment.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the ability of the Company to obtain financing for its current and future operations, to manufacture (or arrange for the manufacturing of) its products, to market and sell its products, and the ability of the Company to establish and maintain its sales of X-traWeb(TM) products. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                            Part II

 ITEM 1.    LEGAL PROCEEDINGS

 Mentor Graphics, Inc. commenced a lawsuit against the Company in 1998 in a State court in Utah, which was subsequently removed to the United States District Court for the District of Utah, seeking damages of approximately $485,000 plus interest, legal fees and expenses arising out of the Company's alleged breach of contract for the purchase of software and related items. The Company settled such action in May, 1999 by paying $100,000 to the plaintiff.

 PaineWebber Incorporated commenced a lawsuit against the Company in the United States District Court for the Southern District of New York in which the plaintiff seeks to recover damages of approximately $231,000, plus legal fees and expenses of its counsel in such action. In this case, the Company asserted a counterclaim seeking damages of approximately $250,000. Plaintiff filed a motion for summary judgment in the case in May, 1999 and the Company filed a reply thereto in June, 1999. The Company anticipates that such lawsuit will be settled, although there can be no assurance of such result.

 The Company received a oral request in 1998 from Mr. and Mrs. Richard Austin to rescind its purchase of the stock of Austin Antenna Ltd. and related assets which closed in 1997. In addition, Mr. Austin requested that the Company bear the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages of approximately $50,000 for non-payment of commissions arising out of the Company=s purchase of Austin Antenna Ltd. and related assets and (ii) the unpaid finder=s fee that is the subject of the litigation. The Company, in turn, advised Mr. and Mrs. Austin that Austin Antenna Ltd. has breached its agreement with the Company by, among other things, failing to furnish the Company with proprietary engineering drawings and related data that would enable the Company to manufacture the antennas now produced by the Austin Antenna division. The Company is currently negotiating with Mr. and Mrs. Austin and believes that the claims may be resolved amicably, although there can be no assurance as to the outcome thereof.

 ITEM 2.    CHANGES IN SECURITIES

 During May, 1999, the Company authorized the issuance of up to 650 Senior shares of a series of preferred stock designated as its Senior Preferred Stock. Each share of the Company=s Senior Preferred Stock has the following characteristics:

 (a)  has a 10% cumulative dividend;
 (b) constitutes the senior series of any preferred stock the Company may issue;
 (c)  is non-voting;

                              -18-

 (d) is convertible into shares of the Company=s Common Stock at the conversion rate of 10,000 shares of Common Stock for each share of Senior Preferred Stock (or $0.10 per share), if all the shares the Company=s Senior Preferred Stock are not redeemed by May 14, 2000 (or up to a total of 6,500,000 shares of the Company=s Common Stock based on the 650 shares of the Company=s Senior Preferred Stock which are issued and outstanding);
 (e)  is mandatorily redeemable upon the earlier to occur of (i)
      May 14, 2000 or (ii) the Company=s raising of gross proceeds of $5,500,000 from the closing of one or more private placement transactions or secondary offerings of its securities; and
 (f) has a first priority in liquidation of $1,000 per share, plus the amount of unpaid cumulative dividends, payable from the Company=s assets after its payment (or its making of adequate provision for the payment) of all claims of its creditors.

 Thus, each share of such Senior Preferred Stock has a priority over the shares of Common Stock in the payment of dividends and upon the liquidation of the Company.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 1.   (a)   The following documents are filed as part of this report:
 Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the period ended June 30, 1999.

      (b) The Exhibits which are listed on the Exhibit Index attached hereto:

                            EXHIBIT INDEX

            No.     Description

            3.1 Articles of Incorporation of the Company and all amendment thereto

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

            10.5 Lease Agreement dated May 17, 1995, between DRCC and Pracvest Partnership relating to the Company's American Fork City offices and facility

            10.6 Lease Agreement dated February 12, 1996, between the Company the Green/Praver, et al., relating to the Company's Salt Lake City offices

            10.7 Shareholders Agreement dated May 21, 1997 between the Company, DRCC,Philip A. Bunker and William E. Chipman, Sr.

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

            10.28 Agreement and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated November 25, 1998*

            10.29  1998 Employee Incentive Stock Option Plan*+

            10.30  1998 Non-qualified Stock Option Plan*+

            10.31 Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*

            10.32 Loan Agreement by and among the Registrant and the Senior Secured Noteholders dated as of May 14, 1999, together with the Notes, Pledge/Security Agreement, Pledgee Representative Agreement, Subordination and Registration Rights Agreement**

            27     Financial Data Schedules*

            -------------

            **     Filed herewith
            *      Filed previously

            +      Management contract or compensatory plan or arrangement
            filed previously

            All other exhibits were filed previously.




 2. No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                              -19-




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   August 20, 1999               WORLD WIRELESS COMMUNICATIONS, INC.


                                       /s/ David D. Singer
                                       ----------------------------------
                                       David D. Singer
                                       President and Chief Executive Officer