Form 10-K/A
period 1997-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-10-15
CIK 1031744

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-K/A
                           AMENDMENT NO. 2
(Mark One)
 [  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended ________________________________

                                  OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
 For the Transition period from _____________ to  ______________

       SPECIAL FINANCIAL REPORT FILED PURSUANT TO SECTION 15D-2
       OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            THIS REPORT CONTAINS ONLY FINANCIAL STATEMENTS
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         Commission file number         333-38567
                                --------------------------

                 World Wireless Communications, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Nevada                          87-0549700
       --------------------------------     --------------------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)       Identification No.)

      2441 South 3850 West, West Valley City, Utah     84120
    ----------------------------------------------   ----------
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code   (801) 575-6600
                                                   ----------------
Securities registered under section 12(b) of the Act:

   Title of each class      Name of each exchange on which registered
------------------------    -----------------------------------------
         None

Securities registered under section 12(g) of the Act:

                               None
         ------------------------------------------------------
                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes (X)  No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ) Not applicable

     As of April 23, 1998, there were 11,072,186 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $38,974,573, computed at the closing quotation for the Issuer's common stock of $5.50 as of April 23, 1998.


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

     Financial Statements are filed as part of this report on pages F-1 through F-19.

                               PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

     (a)   Index to financial statements and Supplemental Schedules


       Title of Documents                                           Page No.

 Report of Independent Certified Public Accountants. . . . . . . . . . F-1

 Consolidated Balance Sheets - December 31, 1997 and 1996. . . . . . . F-2

 Consolidated Statements of Operations for the Years Ended
    December 31, 1997 and 1996, and for the Period from April
    10, 1995 (Date of Inception) through December 31, 1995 . . . . . . F-3

 Consolidated Statements of Comprehensive Loss for the
    Years Ended December 31, 1997 and 1996, and for the
    Period from April 10, 1995 (Date of Inception) through
    December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . F-3

 Consolidated Statements of Stockholders' Equity for the
    Period from April 10, 1995 (Date of Inception) through
    December 31, 1995, and for the Years Ended December 31,
    1996 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

 Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1997 and 1996, and for the Period from April 10, 1995 (Date of Inception) through December
    31, 1995F-5

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . . F-6

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   WORLD WIRELESS COMMUNICATIONS,  INC.



Dated:  October 7, 1999      By:    /S/  David D. Singer
                                   --------------------------------------
                                   David D. Singer, President, Chairman of
                                   the Board
                                   (President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  October 7, 1999      By:    /S/   David D. Singer
                                   ------------------------------------
                                   David D. Singer, President,
                                   Chief Executive Officer Principal Financial
                                   Officer and Director

Dated:  October 7, 1999      By     /S/   Kevin Childress
                                   ------------------------------------
                                   Kevin Childress, Vice President - Finance
                                   and Principal Accounting Officer

Dated:  October 7, 1999      By    /S/   George Denney
                                   -----------------------------------
                                   George Denney, Director

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


                                     HANSEN, BARNETT & MAXWELL

 Salt Lake City, Utah
 February 27, 1998, except for Note 1- Restatement, as to which the date is May 10, 1999

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            December 31,
                                                      -----------------------
                                                          1997         1996
                                                      -----------  ----------
 Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . $   218,234  $   37,278
  Investment in securities available for sale . . . .     188,354          -
  Trade receivables, net of allowance . . . . . . . .     345,433     131,392
  Other receivables . . . . . . . . . . . . . . . . .      49,208          -
  Inventory . . . . . . . . . . . . . . . . . . . . .     496,432     159,881
  Prepaid expenses. . . . . . . . . . . . . . . . . .     232,143          -
                                                      -----------  ----------
       Total Current Assets . . . . . . . . . . . . .   1,529,804     328,551
                                                      -----------  ----------
 Equipment. . . . . . . . . . . . . . . . . . . . . .   1,589,248     448,237
  Less accumulated depreciation . . . . . . . . . . .    (455,985)   (121,215)
                                                      -----------  ----------
       Net Equipment. . . . . . . . . . . . . . . . .   1,133,263     327,022
                                                      -----------  ----------
 Goodwill, net of accumulated amortization. . . . . .   6,934,803          -
                                                      -----------  ----------
 Other Assets, net of accumulated amortization. . . .     535,154       7,469
                                                      -----------  ----------
 Total Assets . . . . . . . . . . . . . . . . . . . . $10,133,024  $  663,042
                                                      ===========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                      -----------------------
                                                          1997       1996
                                                      -----------  ----------
 Current Liabilities
  Trade accounts payable. . . . . . . . . . . . . . . $   524,093  $   61,997
  Accrued liabilities . . . . . . . . . . . . . . . .     466,183      55,788
  Notes payable - current portion . . . . . . . . . .     814,925      85,566
                                                      -----------  ----------
       Total Current Liabilities. . . . . . . . . . .   1,805,201     203,351
                                                      -----------  ----------
 Long-Term Liabilities
  Notes payable . . . . . . . . . . . . . . . . . . .      34,977      44,808
                                                      -----------  ----------
 Stockholders' Equity
  Preferred stock - $0.001 par value; 1,000,000
   shares authorized; no shares issued  . . . . . . .          -            -
  Common stock - $0.001 par value;
     50,000,000 shares authorized; 10,225,260
     shares in 1997 and 5,663,000 shares in 1996
     issued and outstanding . . . . . . . . . . . . .      10,225        5,663
  Additional paid-in capital. . . . . . . . . . . . .  20,915,068    3,916,613
  Unearned compensation . . . . . . . . . . . . . . .  (1,410,509)          -
  Shareholder receivable. . . . . . . . . . . . . . .     (18,409)          -
  Accumulated deficit . . . . . . . . . . . . . . . . (11,316,883)  (3,507,393)
  Accumulated other comprehensive income. . . . . . .     113,354           -
                                                      -----------  -----------
       Total Stockholders' Equity . . . . . . . . . .   8,292,846      414,883
                                                      -----------  -----------
 Total Liabilities and Stockholders' Equity . . . . . $10,133,024  $   663,042
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Period
                                                               April 10,1995
                                                                 (Date of
                                           For the Years        Inception)
                                         Ended December 31,       Through
                                       ------------------------ December 31,
                                          1997         1996         1995
                                       -----------  -----------  -----------
 Sales. . . . . . . . . . . . . . . . .$ 2,913,429  $   618,505  $   426,825

 Cost of Sales. . . . . . . . . . . . .  2,116,934      662,184      237,356
                                       -----------  -----------  -----------
 Gross Profit (Loss). . . . . . . . . .    796,495      (43,679)     189,469
                                       -----------  -----------  -----------
 Expenses
    Research and development  . . . . .  2,943,404       92,932           -
    General and administrative. . . . .  4,234,087    1,789,904      386,612
    Amortization of goodwill. . . . . .  1,384,715           -            -
    Interest .. . . . . . . . . . . . .     43,779    1,310,142       73,593
                                       -----------  -----------  -----------
       Total Expenses . . . . . . . . .  8,605,985    3,192,978      460,205
                                       -----------  -----------  -----------
 Net Loss . . . . . . . . . . . . . . .$(7,809,490) $(3,236,657) $  (270,736)
                                       ===========  ===========  ===========
 Basic and Diluted Loss Per
  Common Share. . . . . . . . . . . . .$     (0.85) $     (1.03) $     (0.26)
                                       ===========  ===========  ===========
 Weighted Average Number of Common
 Shares Used in Per Share Calculation.   9,217,158    3,141,613    1,049,679
                                       ===========  ===========  ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                              For the Period
                                                               April 10,1995
                                                                 (Date of
                                           For the Years        Inception)
                                         Ended December 31,       Through
                                       ------------------------ December 31,
                                          1997         1996         1995
                                       -----------  -----------  -----------
 Net Loss . . . . . . . . . . . . . . .$(7,809,490) $(3,236,657) $  (270,736)

 Other Comprehensive Income
  Unrealized gains on investment in
     securities available for sale. . .    113,354           -            -
                                       -----------  -----------  -----------
 Comprehensive Loss . . . . . . . . . .$(7,696,136) $(3,236,657) $  (270,736)
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(CAPTION>

                                   Common Stock         Additional                                Total
                                ---------------------    Paid-in    Accumulated    Equity    Stockholders'
                                  Shares      Amount     Capital      Deficit    Adjustments     Equity
                                -----------  --------  -----------  ------------  -----------  -----------
 Balance - April 10, 1995
  (Date of Inception)                    -   $     -   $        -   $         -   $        -   $        -

 Shares issued for cash           1,189,394     1,189      394,811            -            -       396,000
 Shares issued for services         425,758       426      140,074            -            -       140,500
 Issuance for financing fees        116,988       117       38,489            -            -        38,606
 Redemption of shares              (600,000)     (600)    (268,400)           -            -      (269,000)
 Beneficial conversion feature
  of convertible debt                   -          -        69,974            -            -        69,974
 Net Loss                               -          -            -       (270,736)          -      (270,736)
                                -----------  --------  -----------  ------------  -----------  -----------
 Balance - December 31, 1995     1,132,140      1,132      374,948      (270,736)          -       105,344

 Beneficial conversion feature
  of convertible debt                   -          -       719,781            -            -       719,781
 Conversion of notes payable     3,092,860      3,093      811,907            -            -       815,000
 Shares issued for cash            900,000        900      776,797            -            -       777,697
 Shares issued for services        527,000        527      787,061            -            -       787,588
 Shares issued for interest due
  on convertible notes              11,000         11        4,939            -            -         4,950
 Compensation related to grant
  of stock options                      -          -       441,180            -            -       441,180
 Net loss                               -          -            -     (3,236,657)          -    (3,236,657)
                                ----------  ---------  -----------  ------------  -----------  -----------
 Balance - December 31, 1996     5,663,000      5,663    3,916,613    (3,507,393)          -       414,883

 Compensation related to grant
   of stock options                     -          -     2,373,849            -    (2,373,849)          -
 Shares and warrants issued
   for cash                      2,557,857      2,558    4,192,692            -            -     4,195,250

 Issuance upon exercise of
   options                          25,098         25       29,836            -       (18,409)      11,452
 Conversion of note payable          5,630          6        1,964            -            -         1,970
 Shares issued and 201,900
  stock options granted in
  acquisition of Digital Radio
  Communications Corporation     1,798,100      1,798    8,672,264            -            -     8,674,062
 Shares issued in acquisition
   of TWC                          101,200        101    1,048,331            -            -     1,048,432
 Shares issued in acquisition
   of XARC                          10,000         10      102,990            -            -       103,000
 Shares issued in settlement
   of lawsuit                       40,000         40      323,416            -            -       323,456
 Issuance for financing fees        24,375         24      253,113            -            -       253,137
 Amortization of unearned
   compensation                         -          -            -            -        963,340      963,340
 Unrealized gain on securities          -          -            -            -        113,354      113,354
 Net loss                               -          -            -    (7,809,490)           -    (7,809,490)
                                ----------  ---------  -----------  ------------  -----------  -----------

 Balance - December 31, 1997    10,225,260  $  10,225  $20,915,068  $(11,316,883) $(1,315,564) $ 8,292,846
                               ===========  =========  ===========  ============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

             WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Period
                                                               April 10,1995
                                                                 (Date of
                                           For the Years        Inception)
                                         Ended December 31,       Through
                                       ------------------------ December 31,
                                          1997         1996         1995
                                       -----------  -----------  -----------
Cash Flows From Operating Activities
   Net loss. . . . . . . . . . . . . . $(7,809,490) $(3,236,657) $  (270,736)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      Amortization of goodwill . . . .   1,384,715           -            -
      Depreciation and amortization
       of other assets . . . . . . . .     361,607       83,094       38,853
      Purchased research and development 1,561,000           -            -
      Financing fees and amortization
       of debt discount. . . . . . . .     154,200    1,284,415       34,987
      Stock issued for services  . . .     111,370      787,588      179,106
      Compensation from stock options
       granted . . . . . . . . . . . .     963,340      441,180           -
      Changes in operating assets and
       liabilities, net of effects of
       businesses acquired:
         Accounts receivable, net of
          allowance for doubtful
          accounts . . . . . . . . . .       7,622     (100,688)     (30,621)
         Inventory . . . . . . . . . .     (41,105)     (99,225)     (14,799)
         Accounts payable. . . . . . .      41,546       30,741       31,256
         Accrued liabilities . . . . .     (86,981)      54,965          827
         Other assets. . . . . . . . .    (237,312)      (4,143)          -
                                       -----------  -----------  -----------
   Net Cash and Cash Equivalents Used
    By Operating Activities. . . . . .  (3,589,488)    (758,730)     (31,127)
                                       -----------  -----------  -----------
Cash Flows From Investing Activities
   Payments for the purchase of
    property and equipment . . . . . .    (663,707)     (90,544)     (49,691)
   Proceeds from sale of property
    and equipment. . . . . . . . . . .      10,754           -            -
   Cash paid for subsidiaries, net
    of cash received . . . . . . . . .    (248,736)          -      (340,000)
                                       -----------  -----------  -----------
   Net Cash and Cash Equivalents Used
    By Investing Activities. . . . . .    (901,689)     (90,544)    (389,691)
                                       -----------  -----------  -----------
Cash Flows From Financing Activities
   Payment to redeem common stock. . .          -            -       (19,000)
   Proceeds from issuance of
    common stock . . . . . . . . . . .   4,206,700      777,697      350,000
   Proceeds from borrowings, net
    of discount. . . . . . . . . . . .     775,000     (417,008)      77,847
   Proceeds from issuance of beneficial
    debt conversion feature. . . . . .          -       719,781       41,653
   Principal payments on notes payable    (309,567)    (223,600)          -
                                        ----------  -----------  -----------

   Net Cash and Cash Equivalents Provided
    By Financing Activities . . . . . .  4,672,133      856,870      450,500

Net Increase In Cash and Cash
   Equivalents  . . . . . . . . . . . .    180,956        7,596       29,682

Cash and Cash Equivalents -
  Beginning of Period . . . . . . . . .     37,278       29,682            -
                                        ----------  -----------  -----------

Cash and Cash Equivalents -
   End of Period. . . . . . . . . . . . $  218,234  $    37,278  $    29,682
                                        ==========  ===========  ===========

Supplemental cash flow information and noncash investing and financing activities - Note 7


 The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION - On April 10, 1995 a group of investors contributed $340,000 in cash to form a joint venture (the Joint Venture). On the same day, the Joint Venture acquired substantially all of the assets and operations of Micro Security Systems, Inc. for $340,000 cash. The acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to the assets acquired based upon their fair value: $45,857 to current assets and $294,143 to equipment and other long-term assets. The operations of the acquired business are included in the accompanying financial statements from the date of acquisition.

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

 RESTATEMENT - The Company corrected the amortization period for goodwill associated with the acquisition of Digital Radio from 15 to 5 years. As a result of the change in the amortization period, the 1997 amortization of goodwill increased $279,263 which resulted in an increase in the 1997 net loss of $279,263, or $0.03 per share.

 NATURE OF BUSINESS - The Company and its subsidiaries design, develop and manufacture wired and wireless communications technology, systems and products, and provide contract manufacturing services to the electronics and wireless communications industry.

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


            WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 BUSINESS CONDITION - Since the acquisition of Digital Radio in February
 1997, the Company no longer is considered in the development stage, having reached planned operations. However, it has not had sales sufficient to meet its operating expenses and to generate income. It has sustained operating losses for the years ended December 31, 1997 and 1996 and for the period from April 10, 1995 through December 31, 1995, and may require additional capital to continue operations. Although current liabilities exceed current assets at December 31, 1997, equity sales and debt issuances since December 31, 1997 have provided working capital necessary to meet obligations. Management also intends to obtain additional capital through issuance of common stock. Management anticipates sales from contracts currently in force will eventually generate profitable operations. However, there is no assurance that profitable operations can be obtained or sustained.

 SEGMENT INFORMATION AND CONCENTRATION OF RISK -The Company operates solely in the electronics industry and, prior to 1997, its sales were primarily to customers in the western United States. Accordingly, segment information relating to operations in different industries or geographic areas is not presented in these financial statements. Beginning in 1997, the Company expanded its operations to include significant sales nationally and internationally. Export sales during the year ended December 31, 1997 were $1,661,752 of which 97% or $1,607,706 were to customers in Japan. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

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

 TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS - Sales to major customers during the years ended December 31, 1997 and 1996 were as follows: Customer "A" - $1,596,000 and $0, Customer "B" - $413,512 and $0, and Customer "C" -
 $77,667 and $102,578, respectively. Sales to major customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a major customer. At December 31, 1997 and 1996, an allowance for doubtful accounts of $30,000 and $0, respectively, was provided.

 INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

 RESEARCH AND DEVELOPMENT EXPENSE - Current operations are charged with all research, engineering and product development expenses.

 GOODWILL AND LONG-LIVED ASSETS -Goodwill and other long-lived assets are evaluated periodically for impairment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Goodwill is included along with other assets acquired as a group when evaluating their recoverability.
  Impairment losses are recognized to the extent estimated discounted net future cash flows expected to be generated from those assets are less than their carrying amounts. Goodwill is further evaluated separately and impairment losses are recognized for the excess of the carrying amount of goodwill over management's estimation of the value and future benefits expected to be realized from the goodwill. In both of these analyses, significant management judgement is required to evaluate the capacity of the assets or the acquired business to perform within projections.

 The original amortization periods for goodwill and other intangible assets are evaluated periodically to determine whether later events and circumstances warrant revised estimates of their useful lives. If estimated useful lives are changed, the unamortized cost is allocated to the remaining periods in the revised useful lives. The Company determines the useful life of goodwill based upon an analysis of all relevant factors.

 Goodwill arose from the acquisitions of Digital Radio and TWC Ltd. and is being amortized over a 5-year period on a straight-line basis. The amortization expense for 1997 was $1,384,715.

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

 INVESTMENTS -At December 31, 1997, investment in marketable securities consisted of common stock of customers classified as available for sale and are stated at quoted fair market value of $188,354. The cost of the marketable securities was $75,000. The unrealized gain as of December 31, 1997 was $113,354 which was also the change in net unrealized gains on marketable securities included as a separate component of stockholders' equity in the accompanying balance sheet.

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

 LOSS PER SHARE - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings Per Share." Under SFAS 128, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all potentially issuable common shares from options or convertible notes payable resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation. Prior periods have been restated, where appropriate, to conform to the requirements of SFAS 128.

 NEW ACCOUNTING STANDARDS -The Company adopted SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosures of Information About Capital Structure," in 1997. In accordance with SFAS Nos. 128 and 129, both basic net loss per share and diluted net loss per share as well as rights and liquidation preferences of equity securities have been presented in the accompanying consolidated financial statements.

 In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is currently analyzing the impact of this statement, which is required to be adopted in 1999, and does not expect this statement to have a material impact on the Company's financial position, results of operations or cash flows.

 In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued.
 The Company adopted this standard during the fourth quarter of 1997 which requires the display of comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes net loss and unrealized gains on investment in securities available for sale.

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

                                                           December 31,
                                                  ----------------------------
                                                          1997            1996
                                                  ------------     -----------
            Sales . . . . . . . . . . . . . .     $  3,048,014     $ 2,004,983
            Net Loss. . . . . . . . . . . . .       (7,107,213)     (5,999,903)
            Net Loss per Common Share . . . . . . $      (0.77)    $     (1.17)

 On October 31, 1997, the Company acquired all of the outstanding common stock of TWC, Ltd, (TWC), a Delaware corporation engaged in the design and manufacture of antennas for sale to radio and electronics manufacturers, and acquired substantially all of the assets of Austin Antenna, Ltd. (Austin Antenna), a New Hampshire corporation. The Company paid $146,000 in cash by advancing $106,000 and by paying $40,000 in acquisition costs, and issued 100,000 shares of restricted common stock valued at $1,036,000 or $10.36 per share. The Company also issued 1,200 shares of stock to the owners of TWC for services valued at $12,431.The acquisition was accounted for using the purchase method of accounting. The net assets acquired were recorded at their fair value, with $400,000 allocated to patents and $200,000 allocated to research and development which was charged against operations. The patents are being amortized over 6.5 years, their estimated remaining useful life. The excess of the purchase price over the estimated fair value of the net assets acquired was $434,443 which was allocated to goodwill and is being amortized over 5 years on a straight-line basis. The results of operations of TWC are included in the consolidated financial statements from the date of acquisition. The net assets and operations of TWC are not significant to the net assets and operations of the Company; therefore, pro forma financial information is not presented.

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

 NOTE 3--INVENTORY

 Inventory consisted of the following:
                                                     December 31,
                                            ----------------------------
                                                     1997           1996
                                            -------------    -----------
            Materials . . . . . . . . . . . $     378,238    $    20,935
            Work in process   . . . . . . .       118,194        138,946
                                            -------------    -----------
 NOTE 4--EQUIPMENT

 Equipment consisted of the following:
                                                     December 31,
                                            ----------------------------
                                                     1997           1996
                                            -------------    -----------
            Computer equipment  . . . . .  $     246,117    $    68,440
            Manufacturing equipment . . .       1,059,91        308,458
            Office furniture. . . . . . .        164,566         71,339
            Software  . . . . . . . . . .        118,649              -
                                           -------------    -----------
            Total . . . . . . . . . . . .  $  1,589,248     $   448,237
                                           ============     ===========

 NOTE 5--NOTES PAYABLE

                                                     December 31,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------
 10% Notes payable; paid in 1997. . . . . . .  $       -      $   3,404

 Payable due to shareholder; converted to
  common stock in January 1997. . . . . . .            -          1,970

 Capital lease obligations for equipment
  (Note 12) . . . . . . . . . . . . . . . .        40,576            -

 15% Note payable to a shareholder; payable
  $7,798 monthly through September 1998;
  secured by equipment and personally
  guaranteed by two stockholders. . . . . .        44,808       125,000

 12% Note payable to a shareholder; guaranteed
  by an officer and secured by an officer's
  common stock; paid in 1998 . . . . . . . .      200,000            -

 12% Note payable to shareholder; due
  December 31, 1997; unsecured . . . . . . .      125,000            -

 10% Note payable to an unrelated party;
  due September 30, 1998; unsecured. . . . .      400,000            -

 12% Note payable to an employee; payable
  $1,408 monthly through December 31, 1998;
  unsecured. . . . . . . . . . . . . . . . .       39,518            -
                                               ----------     ---------
 Total Notes Payable . . . . . . . . . . . .      849,902       130,374

 Less:  Current Portion. . . . . . . . . . .     (814,925)      (85,566)
                                               ----------     ---------

 Long-Term Notes Payable . . . . . . . . . .   $   34,977     $  44,808
                                               ==========     =========

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

 The annual maturities of notes payable as of December 31, 1997 were as follows:

            Years Ending December 31:
                    1998. . . . . . . . . . . . $ 810,386
                    1999. . . . . . . . . . . .    30,103
                    2000. . . . . . . . . . . .     8,866
                    2001. . . . . . . . . . . .       547
                                                ---------
                   Total. . . . . . . . . . . . $ 849,902
                                                =========
 NOTE 6--INCOME TAXES

 The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset are shown below:
                                           For the Years Ended December 31,
                                         -----------------------------------
                                            1997         1996        1995
                                         -----------  -----------  ---------
    Operating loss carryforwards . . . . $ 3,684,004  $   864,937  $  95,813
    Accrued liabilities and other. . . .     271,694      168,979      5,169
                                         ------------  -----------  --------
    Total Deferred Tax Assets. . . . . .   3,955,698    1,033,916    100,982

    Valuation Allowance. . . . . . . . .  (3,955,698)  (1,033,916)  (100,982)
                                         -----------   -----------  --------
    Net Deferred Tax Asset . . . . . . . $        -   $        -   $      -
                                         ===========  ===========  =========

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

                                           For the Years Ended December 31,
                                         -----------------------------------
                                            1997         1996        1995
                                         -----------  -----------  ---------
    Tax at statutory rate (34%). . . . . $(2,655,227) $(1,100,463) $ (92,050)
    Non-deductible expenses. . . . . . .     740,830      283,633         -
    Change in valuation allowance. . . .   2,301,134      932,934    100,982
    State tax benefit, net of federal
     tax effect. . . . . . . . . . . . .    (248,497)    (106,811)    (8,932)
    Research and development credit. . .    (138,240)      (9,293)        -
                                         -----------  -----------  ---------
    Net Income Tax Expense . . . . . . . $        -   $        -   $      -
                                         ===========  ===========  =========

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

 NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
                 INVESTING AND FINANCING ACTIVITIES

 Supplemental Cash Flow Information -
                                           For the Years Ended December 31,
                                         -----------------------------------
                                            1997         1996        1995
                                         -----------  -----------  ---------

        Interest Paid . . . . . . . . .  $    34,426  $    30,677  $      -

 Noncash Investing and Financing Activities -

 During the period from April 10, 1995 through December 31, 1995 the Company redeemed 600,000 shares of common stock as follows:

        Common stock redeemed . . . . . . . . . . . . . . . . . $ 269,000
        Payments made by others in exchange for the following:
           139,394 shares of common stock . . . . . . . . . . .    46,000
           Notes payable, net of discount . . . . . . . . . . .    16,679
           Beneficial debt conversion feature . . . . . . . . .    28,321
        Issuance of note payable to former shareholder. . . . .   159,000
                                                                ---------
                                                                  250,000
                                                                ---------
        Cash Paid to Redeem Common Stock. . . . . . . . . . . . $  19,000
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

             Fair value of assets acquired . . . . . . . . .  . $ 1,112,399
             Purchased research and development . . . . . . . .   1,258,000
             Goodwill . . . . . . . . . . . . . . . . . . . . .   7,885,075
             Common stock issued and stock options granted. . .  (8,674,062)
                                                                -----------
             Liabilities Assumed. . . . . . . . . . . . . . . . $ 1,581,412
                                                                ===========

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

                                                               Accumulated
                                                                   Other       Total
                                          Unearned  Shareholder Comprehensive  Equity
                                        Compensation Receivable   Income    Adjustments
                                          ----------  ---------  ---------  -----------
 Balance - December 31, 1996. . . . . . . $       -   $      -   $      -   $        -
 Compensation related to grant
  of stock options. . . . . . . . . . . . (2,373,849)        -          -    (2,373,849)
 Amortization of unearned compensation. .    963,340         -          -       963,340
 Options exercised for note receivable
  from shareholder. . . . . . . . . . . .         -     (18,409)        -       (18,409)
 Unrealized gain on investment
  in securities available
  for sale. . . . . . . . . . . . . . . .         -          -     113,354      113,354
                                         -----------  ---------  ---------  -----------
 Balance - December 31, 1997. . . . . . .$(1,410,509) $ (18,409) $ 113,354  $(1,315,564)
                                         ===========  =========  =========  ===========

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

 A summary of the status of the Company's stock options as of December 31, 1997 and 1996, and changes during the years then ended are presented below:

                                                          December 31,
                                            ------------------------------------------
                                                      1997                1996
                                            ---------------------  -------------------
                                                   Weighted-Average     Weighted-Average
                                                        Exercise             Exercise
                                              Shares      Price     Shares     Price
                                            ----------  ---------  --------  ---------
    Outstanding at beginning of year. . . .    258,000  $    0.33        -   $      -
    Granted . . . . . . . . . . . . . . . .  1,288,944       5.06   258,000       0.33
    Exercised . . . . . . . . . . . . . . .    (25,098)      1.19        -          -
                                            ----------             --------
    Outstanding at end of year  . . . . . .  1,521,846       4.33   258,000       0.33
                                            ==========             ========
    Options exercisable at year-end . . . .    792,610       2.32   258,000       0.33
                                            ==========             ========
    Weighted-average fair value of
     options granted during the year. . . . $     3.43             $   1.76
                                            ==========             ========

 The following table summarizes information about stock options outstanding at December 31, 1997:

                          Options Outstanding           Options Exercisable
                   ----------------------------------  ---------------------
                               Weighted-
                    Number      Average     Weighted-   Number    Weighted-
      Range of   Outstanding   Remaining    Average   Exercisable  Average
      Exercise        At      Contractual   Exercise      At       Exercise
       Prices      12/31/97       Life        Price    12/31/97     Price
   --------------  ---------  ------------  ---------  ---------  ----------
        $0.18           224      2.0 years    $0.18         224      $0.18
    $0.33 - $0.35   408,000      0.6          $0.34     408,000      $0.34
        $2.00       176,578      2.1          $2.00     176,578      $2.00
        $6.50       937,044      2.0          $6.50     207,808      $6.50

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

                                     For the Years  Ended December 31,
                                  ----------------------------------------
                                      1997           1996          1995
                                  ------------   ------------   ----------
     Net loss:
        As reported . . . . . . . $ (7,809,490)  $ (3,236,657)  $ (270,736)
        Pro forma . . . . . . . .   (8,339,767)    (3,249,557)    (270,736)

     Basic and diluted loss per share:
         As reported. . . . . . . $      (0.85)  $      (1.03)  $    (0.26)
         Pro forma. . . . . . . .        (0.90)         (1.03)       (0.26)

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

 NOTE 12--COMMITMENTS AND CONTINGENCIES

 LEASE COMMITMENTS - The Company leases office and production facilities under agreements accounted for as operating leases. Lease expense for the years ended December 31, 1997 and 1996 and for the period ended December 31, 1995 was $367,301, $123,779 and $17,820, respectively. The facilities lease terms end in May and June 1998. The Company also assumed lease commitments in the merger with Digital Radio for three vehicles under operating lease agreements. The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value of net minimum lease payments as of December 31,1997:


                                                Capital     Operating
        Years Ending December 31:                Leases       Leases
                                               ----------   ----------
             1998 . . . . . . . . . . . . . .  $   21,448   $  118,860
             1999 . . . . . . . . . . . . . .      18,081        4,981
             2000 . . . . . . . . . . . . . .      11,246           -
             2001 . . . . . . . . . . . . . .         695           -
        Total Minimum Lease Payments. . . . .      51,470   $  123,481
                                                            ==========
        Less amount representing interest . .     (10,894)
                                               ----------
        Present Value of Net Minimum
         Lease Payments . . . . . . . . . . .      40,576
        Less Current Portion. . . . . . . . .     (21,448)
                                               ----------
        Capital Lease - Long-Term . . . . . .  $   19,128
                                               ==========

 COMMITMENT TO ACQUIRE TECHNOLOGY- The Company has entered into an agreement to acquire certain technology from Asyst, Inc., an otherwise unrelated company. Under the agreement the Company will issue approximately $300,000 in common stock (not less than 30,000 shares), and will advance $65,000 in cash, in exchange primarily for Asyst's spectrum technology. Appropriate accounting treatment of this transaction, should it occur, has not been determined.

 UNASSERTED CLAIM - Although action has not been initiated, a former officer of the Company has threatened litigation against the Company following his resignation as an officer and as a director in October 1997. The resignation was the result of a dispute over compensation involving, among other things, a claim by the former officer and director that the Company had agreed to grant him options to purchase 275,000 shares of the Company's common stock at a price of $2.00 per share in connection with his employment, and had later disaffirmed such obligation. Because of the number of shares involved in this unasserted claim, and the difference between the current market price for the Company's common stock and the exercise price of the options claimed, the expense to the Company for financial reporting purposes would be material if the former officer should initiate and prevail in litigation over these claims. The Company intends to vigorously defend any such action.

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