Form 10-Q/A
period 1998-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-10-29
CIK 1031744

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 2

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

                                 TABLE OF CONTENTS
                                                                    PAGE

PART I.   Financial Information

Item 1.   Financial Statements:

          Condensed Consolidated Balance (Unaudited) - March
	    31, 1998 and December 31, 1997 . . . . . . . . . . . . .    1

          Condensed Consolidated Statements of Operations (Unaudited)
	    - for the Three Months Ended March 31, 1998 and 1997 . .    3

          Condensed Consolidated Statements of Cash Flows(Unaudited)
	    for the Three Months Ended March 31, 1998 and 1997. . . .   4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . . .    7

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds  . . . . . . .    10

Item 4.   Submission of Matters to a Vote of Security Holders  . .    10

Item 5.   Other Information  . . . . . . . . . . . . . . . . . . .    10

Item 6.   Exhibit and Reports on Form 8-K  . . . . . . . . . . . .    11

          Signatures . . . . . . . . . . . . . . . . . . . . . . .    11

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                    ASSETS

                                                       March 31,  December 31,
                                                            1998         1997
                                                     -----------   ----------
Current Assets
 Cash and cash equivalents                           $   673,313   $  218,234
 Investment in securities available for sale             188,354      188,354
 Trade receivables, net allowance                        525,651      345,433
 Other receivables                                        17,963       49,208
 Inventory                                               403,436      496,432
 Prepaid expenses                                        307,143      232,143
                                                     -----------   ----------
       Total Current Assets                            2,115,860    1,529,804
                                                     -----------   ----------
Equipment                                              2,341,879    1,589,248
 Less accumulated depreciation                          (598,671)    (455,985)
                                                     -----------   ----------
       Net Equipment                                   1,743,208    1,133,263
                                                     -----------   ----------

Goodwill, net of accumulated amortization              6,533,308    6,934,803
                                                     -----------   ----------
Other Assets, net of accumulated amortization            523,264      535,154
                                                     -----------   ----------

Total Assets                                         $10,915,640   $10,133,024
                                                     ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       Marach 31,  December 31,
                                                            1998         1997
                                                     -----------   ----------
Current Liabilities
 Trade accounts payable                              $   623,938   $  524,093
 Accrued liabilities                                     448,930      466,183
 Notes payable - current portion                         853,965      814,925
 Capital lease obligation - current portion              316,083            -
                                                     -----------   ----------

  Total Current Liabilities                            2,242,916    1,805,201
                                                     -----------   ----------
Long-Term Liabilities
 Notes payable                                            12,673       34,977
 Capital lease obligation                                388,757            -
                                                     -----------   ----------

Total Liabilities                                      2,644,346    1,840,178
                                                     -----------   -----------
Stockholders' Equity
 Preferred stock - $0.001 par value; 1,000,000
   shares authorized; no shares issued                         -            -
 Common stock - $0.001 par value; 50,000,000
   shares authorized; issued and outstanding:
   10,994,186 shares at March 31, 1998 and
   10,225,260 shares at December 31, 1997                 10,994       10,225
 Additional paid-in capital                           22,022,388   20,915,068
 Unearned compensation                                  (998,504)  (1,410,509)
 Receivable from shareholder                             (57,097)     (18,409)
 Accumulated deficit                                 (12,819,841) (11,316,883)
 Accumulated other comprehensive income                  113,354      113,354
                                                     -----------  -----------

  Total Stockholders' Equity                           8,271,294    8,292,846
                                                     -----------  -----------

Total Liabilities and Stockholders' Equity           $10,915,640  $10,133,024
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                      For the Three Months
                                                          Ended March 31,
                                                     --------------------------
                                                             1998          1997
                                                     ------------   -----------
Sales                                                $  1,308,883   $   692,327

Cost of Sales                                             656,448       443,648
                                                     ------------   -----------
Gross Profit                                              652,435       248,679
                                                     ------------   -----------
Expenses
       Research and development expense                   663,749     1,422,521
       General and administrative expenses              1,385,096       684,586
       Amortization of goodwill                           401,495       206,514
       Interest expense                                    24,581         8,991
                                                     ------------   -----------
             Total Expenses                             2,474,921     2,322,612
                                                     ------------   -----------

Gain from Sale of SecuriKey Business                      319,528            -
                                                     ------------   -----------
Net Loss                                             $ (1,502,958)  $(2,073,933)
                                                     ============   ===========

Basic and Diluted Loss Per Common Share              $      (0.14)  $     (0.28)

Weighted Average Number of Common Shares
  Used in Per Share Calculation                        10,468,831      7,471,580
                                                     ============   ============


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (UNAUDITED)

                                                     For the Three Months
                                                         Ended March 31,
                                                   ---------------------------
                                                           1998           1997
                                                   ------------   ------------
Net Loss
                                                   $ (1,502,958)    (2,073,933)

Other Comprehensive Income
 Unrealized gains in investments in securities
    available for sale                                        -              -
                                                   ------------    -----------

Comprehensive Loss                                 $  (1,502,958)  $(2,073,933)
                                                   =============   ===========

The accompanying notes are an integral part of these condensed financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      For the Three Months
                                                          Ended March 31,
                                                   ---------------------------
                                                           1998           1997
                                                   ------------   ------------
Cash Flows From Operating Activities
 Net loss                                          $ (1,502,958)  $ (2,073,933)
 Adjustments to reconcile net loss
   to net cash used by operating  activities:
      Amortization of goodwill                          401,495        206,514
      Depreciation and amortization of
        other assets                                    166,497         40,764
  Purchased research and development                         -       1,258,000
      Compensation from stock options granted           412,005        265,500
      Gain on sale of SecuriKey business               (319,528)             -
      Changes in operating assets and
      liabilities, net of effects of
      business acquired:
          Accounts receivable, net of allowance
             for doubtful accounts                     (148,973)      (130,459)
          Inventory                                      37,621       (131,725)
          Other assets                                   (2,256)         1,296
          Accounts payable                               99,845       (143,091)
          Accrued liabilities                            (4,849)      (457,499)
                                                   ------------   ------------
 Net Cash and Cash Equivalents Used By
   Operating Activities                                (861,101)    (1,164,633)
                                                   ------------   ------------
Cash Flows From Investing Activities
 Payments for the purchase of property
  and equipment                                         (51,437)      (213,655)
 Proceeds from sale of SecuriKey business               372,499              -
 Advance payments to affiliates to be acquired                -       (118,764)
 Proceeds from receivable from shareholder               10,000              -
                                                   ------------   ------------

 Net Cash and Cash Equivalents Used By
  Investing Activities                                  331,062        (332,419)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                 957,267       2,195,251
 Proceeds from exercise of stock options                 27,970               -
 Proceeds from borrowings, net of discount              414,246               -
 Principal payments on notes payable                   (361,211)        (12,544)
 Principal payments on capital lease obligation         (53,154)              -
                                                   ------------   -------------

 Net Cash and Cash Equivalents Provided By
   Financing Activities                                 985,118       2,182,707
                                                   ------------   --------------

Net Increase In Cash and Cash Equivalents               455,079         685,655

Cash and Cash Equivalents- Beginning of Period          218,234          37,278
                                                   ------------   --------------

Cash and Cash Equivalents - End of Period          $    673,313   $     722,933
                                                   ============   =============

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

NOTE 5-RESTATEMENT

The Company corrected the amortization period for goodwill associated with the acquisition of Digital Radio from 15 to 5 years. As a result of the change in the amortization period, amortization of goodwill for the three months ended March 31, 1998 increased $279,263. As a result of this change, net loss for the three months ended March 31, 1998 increased $279,263, or $0.02 per share.

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

The Company's net loss of $1,502,958 for the three months ended March 31, 1998 represents a reduction from the net loss of $2,073,933 for the quarter ended March 31, 1997, as follows: (a) an increase in sales of 89%; (b) an increase in gross profit margins from 36% to 50%; (c) the one-time increase in earnings arising out of the sale of the SecuriKey product line; and (d) the absence during the current quarter of a significant one-time charge of $1,258,000 for purchased research and development, connected with the acquisition of Digital Radio during the quarter ended March 31, 1997.

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

PART II. OTHER INFORMATION

Item 2.	Changes in securities and use of proceeds

1.	In February, 1998, the Company issued 10,000 common shares in conjunction with the execution of a manufacturing contract. The shares were valued at $75,000 or $7.50 per share, which was the quoted market trading price on the date of issuance and was considered a preliminary cost of obtaining the contract. The shares were issued in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that Klever Marketing Inc. is an accredited investor.

2.	In March, 1998, the Company issued for cash 54,000 shares and 29,000 shares of its Common Stock to Brian Pettersen at a per share price of $0.33 and $0.35, respectively, pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Pettersen is an accredited investor.

3.	During the first quarter of 1998, the Company issued for cash 23,926 shares of its Common Stock to Lance King at a price of $2.00 per share and 150,000 shares of its common stock to Don Maxwell at a price of $0.33 per share, both pursuant to the exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that, as employees of the Company, Mr. King and Mr. Maxwell, either alone or with a purchaser representative, have such knowledge in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company.

4.	In March 1998, the Company issued for cash 500,000 shares of its common stock to the following at a price of $2.00 per share:

		Lancer Offshore Inc.	250,000
		Lancer Partner	      160,000
		Lancer Voyager 	       70,000
		Martin Garvey	       10,000
		Eric Hauser	             10,000

These shares were issued in reliance upon Section 4(2) of the act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of these purchasers is an accredited investor.

Item 4.	Submission of Matters to a Vote of Security Holders

	During February, 1998, the shareholders of the Company held their annual meeting at the Company's office at 150 Wright Brothers Drive, Suite 560, Salt Lake City, Utah 84116, and took the following action:

1.	Elected David D. Singer, Philip Bunker, Brian Pettersen, George Denney
and Thomas E. Sawyer as directors of the Company; and

2.	Ratified the appointment of Hansen Barnett & Maxwell as the Company's independent auditors with respect to calendar year 1998.

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
Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the period ended March 31, 1998.
The Exhibits which are listed on the Exhibit Index attached hereto.

	(b) No reports on Form 8-K were filed by the Registrant during the quarterly period covered by this report.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              World Wireless Communications, Inc.



Date: October 7, 1999          By:  /S/  David D. Singer
                                   ---------------------------
                                   David D. Singer
                                   President, Chief Executive Officer
					     and Principal Financial Officer