Form 10-Q/A
period 1998-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-11-02
CIK 1031744

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

                              TABLE OF CONTENTS

                                                                      PAGE
PART I.  Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited) -
         June 30, 1998 and December 31, 1997. . . . . . . . . . . . . . 1

         Condensed Consolidated Statements of Operations
         (Unaudited) - for the Six Months ended June 30, 1998
         and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Cash Flows
         (Unaudited) - for the Six Months ended June 30, 1998
         and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Notes to Condensed Consolidated Financial Statements
         (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . 8

PART II. Other Information

Item 2   Changes in Securities and Use of Proceeds. . . . . . . . . . . 11

Item 5   Other Information. . . . . . . . . . . . . . . . . . . . . . . 12

Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 12

        Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                 WORLD WIRELESS COMMUNICATIONS, INC.
                           AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)



                                ASSETS

                                                       June 30,    December 31,
                                                         1998          1997
                                                     -----------   -----------
Current Assets
 Cash and cash equivalents                           $ 1,151,201   $   218,234
 Investment in securities available for sale             170,242       188,354
 Trade receivables, net allowance                        607,584       345,433
 Other receivables                                       119,371        49,208
 Inventory                                               490,658       496,432
 Prepaid expenses                                        232,143       232,143
                                                     -----------   -----------
       Total Current Assets                            2,771,199     1,529,804
                                                     -----------   -----------

Equipment                                              2,620,749     1,589,248
 Less accumulated depreciation                          (823,939)     (455,985)
                                                     -----------   -----------
       Net Equipment                                   1,796,810     1,133,263
                                                     -----------   -----------
Goodwill, net of accumulated amortization              6,131,813     6,934,803
                                                     -----------   -----------
Other Assets, net of accumulated amortization            444,083       535,154
                                                     -----------   -----------

Total Assets                                         $11,143,905   $10,133,024
                                                     ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

                 WORLD WIRELESS COMMUNICATIONS, INC.
                           AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,     December 31,
                                                        1998           1997
                                                     -----------   ------------
Current Liabilities
 Trade accounts payable                              $   487,038   $   524,093
 Accrued liabilities                                     660,804       466,183
 Notes payable - current portion                       2,557,523       814,925
 Capital lease obligation  - current portion             381,917            -
                                                     -----------   -----------

  Total Current Liabilities                            4,087,282     1,805,201
                                                     -----------   -----------
Long-Term Liabilities
 Notes payable                                             7,041        34,977
 Capital lease obligation                                433,018            -
                                                     -----------   -----------
Total Liabilities                                      4,527,341     1,840,178
                                                     -----------   -----------
Stockholders' Equity
 Preferred stock - $0.001 par value; 1,000,000
   shares authorized; no shares issued                        -             -

  Common stock - $0.001 par value; 50,000,000
   shares authorized; issued and outstanding:
   11,235,186 shares at June 30, 1998 and
   10,225,260 shares at December
   31, 1997                                               11,300        10,225
 Additional paid-in capital                           22,373,489    20,915,068
 Unearned compensation                                        -     (1,410,509)
 Receivable from shareholder                             (57,097)      (18,409)
 Accumulated deficit                                 (15,806,370)  (11,316,883)
 Accumulated other comprehensive income                   95,242       113,354
                                                     -----------   -----------
  Total Stockholders' Equity                           6,616,564     8,292,846
                                                     -----------   -----------

Total Liabilities and Stockholders' Equity           $11,143,905   $10,133,024
                                                     ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

                      WORLD WIRELESS COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     For the Three Months        For the Six Months
                                        Ended June 30,              Ended June 30,
                                  -------------------------   -------------------------
                                      1998         1997          1998          1997
                                  -----------   -----------   -----------   -----------
 Sales                            $ 1,058,074   $ 1,183,167   $ 2,366,957   $ 1,875,494

 Cost of Sales                        900,129       626,449     1,556,577     1,070,097
                                  -----------   -----------   -----------   -----------

 Gross Profit                         157,945       556,718       810,380       805,397
                                  -----------   -----------   -----------   -----------
 Expenses
    Research and development        1,272,763       424,417     1,936,512     1,846,938
    Selling, general &
     administrative                 1,269,140       696,254     2,654,236     1,380,840
    Amortization of goodwill          401,495       396,482       802,990       602,996
    Interest expense                  201,076        13,606       225,657        22,597
                                  -----------   -----------   -----------   -----------
       Total Expenses               3,144,474     1,530,759     5,619,395     3,853,371
                                  -----------   -----------   -----------   -----------

 Gain from Sale of Business
  Assets                                  -             -         319,528            -
                                  -----------   -----------   -----------   -----------

 Net Loss                         $(2,986,529)  $  (974,041)  $(4,489,487)  $(3,047,974)
                                  ===========   ===========   ===========   ===========
 Basic and Diluted Loss Per
  Common Share                    $     (0.27)  $     (0.10)  $     (0.42)  $     (0.36)
                                  ===========   ===========   ===========   ===========
 Weighted Average Number of
  Common Shares Used in Per
  Share Calculation                11,141,692     9,398,213    10,807,073     8,440,219
                                  ===========   ===========   ===========   ===========

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                     For the Three Months         For the Six Months
                                        Ended June 30,              Ended June 30,
                                  -------------------------   -------------------------
                                      1998         1997          1998          1997
                                  -----------   -----------   -----------   -----------
 Net Loss                         $(2,986,529)  $  (974,041)  $(4,489,487)  $(3,047,974)

 Other Comprehensive Income
  Unrealized loss on investments
   in securities available-
   for-sale                           (18,112)           -        (18,112)           -
                                  -----------   -----------   -----------   -----------

 Comprehensive Loss               $(3,004,641)  $  (974,041)  $(4,507,599)  $(3,047,974)
                                  ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                      WORLD WIRELESS COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       For the Six Months
                                                          Ended June 30,
                                                     ------------------------
                                                        1998          1997
                                                     -----------  -----------
 Cash Flows From Operating Activities
  Net loss                                           $(4,489,487) $(3,047,974)
  Adjustments to reconcile net loss
    to net cash used by operating  activities:
    Amortization of goodwill                             802,990      413,003
    Depreciation and amortization of other assets
     and debt discount                                   519,057       91,341
    Purchased research and development                   300,000    1,258,000
    Compensation from stock options granted              506,890      265,500
    Valuation allowance on inventory and
     other assets                                        239,066           -
    Gain on sale of business assets                     (319,528)          -
    Changes in operating assets and liabilities,
       net of effects of business acquired:
       Accounts receivable, net of allowance            (250,904)    (380,126)
       Inventory                                        (158,647)      (5,840)
       Other assets                                       (2,406)       1,792
       Accounts payable                                  (37,055)     (92,413)
       Accrued liabilities                               207,025     (405,111)
                                                     -----------  -----------
  Net Cash and Cash Equivalents Used By
   Operating Activities                               (2,682,999)  (1,901,828)
                                                     -----------  -----------
 Cash Flows From Investing Activities
    Payments for the purchase of property
     and equipment                                      (141,231)    (404,381)
  Proceeds from sale of SecuriKey business               372,499           -
  Advance payments to affiliates to be acquired               -      (133,764)
  Loan to a related company                              (56,410)          -
  Proceeds from receivable from shareholder               10,000           -
                                                     -----------  -----------
  Net Cash and Cash Equivalents Provided By
    (Used By) Investing Activities                       184,858     (538,145)
                                                     -----------  -----------
 Cash Flows From Financing Activities
  Proceeds from issuance of common stock               1,047,407    3,195,251
  Proceeds from borrowings, net of discount            2,900,000       50,000
  Principal payments on notes payable                   (389,665)    (135,436)
  Principal payments on capital lease obligation        (126,634)          -
                                                     -----------  -----------
  Net Cash and Cash Equivalents Provided By
   Financing Activities                                3,431,108    3,109,815
                                                     -----------  -----------
 Net Increase In Cash and Cash Equivalents               932,967      669,842
 Cash and Cash Equivalents- Beginning of Period          218,234       37,278
                                                     -----------  -----------
 Cash and Cash Equivalents - End of Period           $ 1,151,201  $   707,120
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

 NOTE 4-RESTATEMENT

 The Company corrected the amortization period for goodwill associated with the acqusition of Digital Radio from 15 to 5 years. As a result of the change in the amortization period, amortization of goodwill for the three and six months ended June 31, 1998 increased $279,263 and $558,526, respectively. As a result of this change, net loss for the three months ended June 30, 1998 increased $279,263, or $0.03 per share, and net loss for the six-months ended June 30, 1998 increased $558,526 or $0.06 per share.

 NOTE 5-BRIDGE LOANS

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

 NOTE 6-REPURCHASE OF UNVESTED EMPLOYEE STOCK OPTIONS

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

 NOTE 7-SUBSEQUENT EVENTS

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

 Interest expense for the six months ended June 30, 1998, increased to $225,657 from $22,597 for the six-month period ended June 30, 1997, which increase was attributable to the greater amount of the Company's outstanding borrowings during the current year.

 The Company's net loss of $4,489,487 for the six months ended June 30, 1998, represents an increase from the net loss of $3,047,974 for the six months ended June 30, 1997, as a result of the above items.

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

 In order to sustain operations, the Company borrowed $2,500,000 pursuant to an offering of units consisting of (a) its Senior Secured Notes, maturing on or around May 15, 1999 and bearing simple interest at the rate of 16% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable for up to five years from the date of issuance at an exercise price of $2.50 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $2.50 per share (subject to adjustment under certain circumstances), payable at the rate of 83,333 shares of Common Stock for each 90-day period thereafter during which such default continues. Such offering was made in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. Nevertheless, in management's opinion, the Company will not be able to satisfy its needs for additional capital through borrowing, but will be able to meet these needs only by issuing additional equity securities. Thus, the Company anticipates obtaining additional financing of at least $5,000,000 through the sale of its equity securities but no such financing has been consummated. Moreover, there can be no assurance that the Company will be able to obtain any additional capital or, if so, on terms acceptable to it.

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

 PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

      1. In April, 1998, the Company issued for cash 80,000 shares of its Common Stock to Brian Pettersen at a price of $0.35 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Pettersen is an accredited investor.

      2. In May, 1998, the Company issued for cash 1,000 shares of its Common Stock to Stuart Biddulph at a price of $2.00 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Biddulph, as an officer and employee of the Company, either alone or through a purchaser representative, has such knowledge in business and financial matters at to be able to evaluate the merits and risks of an investment in the Company.

      3. In May, 1998, the Company issued for cash 54,000 shares of its Common Stock to Gary Peterson at a price of $0.33 per share pursuant to
     his exercise of certain stock options.   The shares were issued in
     reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Peterson, as an officer and employee of the Company, either alone or through a purchaser representative, has such knowledge in business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

      4. In May, 1998, the Company issued 60,000 shares of its Common Stock to Asyst, Inc. valued at $5.00 per share for partial consideration to purchase assets from Asyst, Inc. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Asyst, Inc., either alone or through a purchaser representative, has such knowledge in business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

      5. In May, 1998, the Company issued 5,000 shares of its Common Stock, 2,500 shares each to Gerald Van Mondfrans and Robert Hall valued at $5.00 per share. The shares were issued in connection with the asset purchase from Asyst, Inc., discussed above, and were issued for an unsecured demand note receivable from the two individuals. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Mondfrans and Mr. Hall, either alone or through a purchaser representative, has such knowledge in business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

      6. In May, 1998, the Company executed notes payable of $2,500,000 of its 10% Senior Secured Notes maturing on May 15, 1999 (the "1998 Notes"), and warrants to purchase 250,000 shares of its Common Stock at an exercise price of $3.00 per share expiring on May 15, 2003, to the seven purchasers listed and in the amount set forth below:

                            Principal Amount    Number of Shares
      Name of                     of                 of Common
     Purchaser                 1998 Note      Stock Subject to Warrants
   ---------------------------------------------------------------------
   The McCloskey Trust         $ 1,100,000           110,000
   DPM Investment Corp.        $   100,000            10,000
   Frying Pan Partners, LLC    $   100,000            10,000
   CJL Investments, LLC        $   200,000            20,000
   Warren Palitz               $   125,000            12,500
   Scott Ryan                  $   125,000            12,500
   K.R. Braithwaite            $   750,000            75,000

   The 1998 Notes were subsequently modified retroactively to bear a 16% interest rate. The 1998 Notes and the warrants to purchase the Company's Common Stock listed above were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of the above purchasers is an accredited investor.

    7. In May, 1998, the Company issued for cash 2,000 shares of its Common Stock to Russel Redgate at a price of $2.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Redgate is an accredited investor.

    8. In June, 1998, the Company issued for cash 41,000 shares of its Common Stock to Brian Pettersen at a price of $0.35 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Pettersen is an accredited investor.


 Item 5. Other Information

           During the second quarter James L. O'Callaghan joined the Company as Chief Financial Officer.

 Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash
	Flow and Notes to Financial Statements as at and for the period ended June 30, 1998. The Exhibits which are listed on the Exhibit Index attached hereto.


                                          EXHIBIT INDEX

No.   Description
3.1    Articles of Incorporation of the Company and all amendment thereto*
3.2    Bylaws of the Company*
4.1    Form of Common Stock Certificate*
4.2 Form of Subscription Agreement used in private financing providing for registration rights*
5.     Opinion of Connolly Epstein Chicco Fosman Engelmyer & Ewing regarding the legality of securities being registered*
10.1   1997 Stock Option Plan*
10.2   DRCC Omnibus Stock Option Plan*
10.3 Development and License Agreement dated April 4, 1997, between DRCC and Kyushu Matsushita Electric Co., Ltd.*
10.4 Amended and restated Technical Development and Marketing Alliance Agreement dated September 15, 1997, between the Company and Williams T Elemetry Services, Inc.*
10.5 Lease Agreement dated May 17, 1995, between DRCC and Pracvest Partnership relating to the Company's American Fork City offices and facility*
10.6 Lease Agreement dated February 12, 1996, between the Company the Green/Praver, et al., relating to the Company's Salt Lake offices*
10.7 Shareholders Agreement dated May 21, 1997 between the Company, DRCC, Philip A. Bunker and William E. Chipman, Sr.*
10.8   Asset Purchase Agreement dated October 31, 1997, between the Company and Austin Antenna, Ltd.*
10.9 Stock Exchange Agreement dated October 31, 1997, between the Company, TWC, Ltd. and the shareholders of TWC, Ltd.*
10.10 Settlement Agreement, Mutual Waiver and Release of All Claims dated November 11, 1997 between Digital Radio Communications Corp. and
       Digital Scientific, Inc.*
10.11 Agreement (updated) between the Company, Xarc Corporation and Donald J. Wallace relating to the Company's acquisition of Xarc Corporation.*
10.12 Promissory Note dated December 4, 1997, by the Company, payable to William E. Chipman, Sr. in the principal amount of $125,000*
10.13 Promissory Note dated November 13, 1997, by the Company, payable to T. Kent Rainey in the principal amount of $200,000*
10.14 Investment Banking Services Agreement dated November 19, 1997, between The Company and Paine Webber Incorporated*
10.15 $40,000 Promissory Note dated December 24, 1997, payable to Electronic Assembly Corporation*
10.16 $400,000 Promissory Note dated January 8, 1998, payable to Tiverton Holdings Ltd.*
10.17 Loan Agreement by and among the Registrant and the Bridge Noteholders dated as of May 15, 1998*
10.18  Amendment and Waiver Agreement by and among the Registrant and the
       Bridge Noteholders ddated August 7, 1998*
10.19  Amendment and Waiver Agreement by and among the Registrant and the
       Bridge Noteholders dated September 11, 1998*
10.20 Loan Agreement by and among the Registrant and the Bridge Noteholders dated as of May 15, 1998 (Previously filed), together with the Notes, Pledge/Security Agreement, Pledgee/ Representative Agreement, Subordination, and Registration Rights Agreement*
10.21 Separation and Mutual Release Agreement between the Registrant and William E. Chipman, Sr. dated as of May 26, 1998*+
10.22 Registration Rights Agreement by and among the Registrant and the purchases of common stock issued pursuant to the Registrants
       Confidential Private Placement Memorandum dated September 9, 1998, as amended*
10.23 Employment Agreement between the Registrant and James O'Callaghan dated May 20, 1998*+
10.24  Lease agreement between the Registrant and NP#2 dated as of July 29,
       1998 relating to the premises at 2441 South 3850 West, West Valley City, Utah 84120*
10.25 Agreement between KME and the Registrant dated October 19, 1998 relating to the Registrant's providing of technical assistance and development relating to the Gigarange telephone*
10.26 Agreement between KME and the Registrant dated as of May 1, 1998 relating to the Panasonic MicroCast System*
10.27 General and Mutual Release Agreement between the Registrant and Phil Acton dated November 8, 1998*+
10.28  Agreement and Waiver Agreement by and among the Registrant and the
       Bridge Noteholders dated Novebmer 25, 1998*
10.29  1998 Employee Incentive Stock Option Plan*+
10.30  1998 Non-qualified Stock Option Plan*+
10.31 Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*
10.32 Loan Agreement by and among the Registrant and the Senior Secured Noteholders dated as of May 14, 1999, together with the Notes, Pledge/ Security Agreement, Pledgee Representative Agreement, Subordination
       and Registration Rights Agreement*
27     Financial Data Schedules**


--------------
** Filed herewith
 * Filed previously
 + Management contract or compensatory plan or arrangement filed previously


(b)	No reports on Form 8-K were filed by the Registrant during
	the quarterly period covered by this report.

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  World Wireless Communications


 Date: October 7, 1999            By: /S/ David D. Singer
                                  ---------------------------
                                      David D. Singer
                                      President, Chief Executive Officer
                                      Principal Accounting Officer