Form 10-K/A
period 1998-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-11-02
CIK 1031744

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K/A
                          AMENDMENT NO. 2

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


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common Stock

 The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the Symbol "WWWC". The high and low per share price of the Company's Common Stock and the dividends that were paid thereon for 1997 and 1998 were as follows:

              1997                            1998
Quarter   High   Low   Dividend      High     Low   Dividend
        _________________________   _________________________
1st      11.00   2.00      0         12.13    10.50     0
2nd      11.00   9.00      0          7.00     3.56     0
3rd      12.25   8.13      0          5.25     1.19     0
4th      12.75   8.75      0          2.13     1.25     0

These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not necessarily represent transactions.

 At December 31, 1998 the Company had approximately 525 beneficial owners of its Common Stock.

Dividend Policy

 The Company has not paid any dividends on its Common Stock to date and does not anticipate paying any dividends in the foreseeable future.

Sale of Securities by the Company

	The Company made various sales of shares of its Common Stock during 1998 as listed below which are exempt from registration under the Securities Act of 1933, as amended (the "Act"), as set forth below:

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
shares of its Common Stock to Lance King at a price of $2.00 per share and 150,000 shares of its common stock to Don Maxwell at a price of $0.33 per share, both pursuant to the exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that, as an employees of the Company, Lance King and Don Maxwell, either alone or with a purchaser representative, have such knowledge in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company.

4.	In March 1998, the Company issued for cash 500,000 shares
of its common stock to the following at a price of $2.00 per share:

   		    Lancer Offshore Inc.    250,000
                Lancer Partner          160,000
                Lancer Voyager           70,000
		    Martin Garvey            10,000
                Eric Hauser              10,000

These shares were issued in reliance upon Section 4(2) of the act and Rule 506 of Regulation D promulgated thereunder. The Company believes that these individuals are accredited investors.

5.	In April, 1998, the Company issued for cash 80,000 shares of its Common Stock to Brian Pettersen at a price of $0.35 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Pettersen is an accredited investor.

6.	In May, 1998, the Company issued for cash 1,000 shares of its Common
Stock to Stuart Biddulph at a price of $2.00 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Biddulph, as an officer and employee of the Company, either alone or through a purchaser representative, has such knowledge in business and financial matters at to be able to evaluate the merits and risks of an investment in the Company.

7.	In May, 1998, the Company issued for cash 54,000 shares of its Common
Stock to Gary Peterson at a price of $0.33 per share pursuant to his exercise
of certain stock options.   The shares were issued in reliance upon Section
4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Peterson, as an officer and employee of the Company, either alone or through a purchaser representative, has such knowledge in business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

8.	In May, 1998, the Company issued 60,000 shares of its Common Stock to
Asyst, Inc. valued at $5.00 per share for partial consideration to purchase assets from Asyst, Inc. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Asyst, Inc., either alone or through a purchaser representative, has such knowledge in business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

9. In May, 1998, the Company issued 5,000 shares of its common stock, 2,500 shares each to Gerald Van Mondfrans and Robert Hall valued at $5.00 per share. The shares were issued in connection with the asset purchase from Asyst, Inc., discussed above, and were issued for an unsecured demand note receivable from the two individuals. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Mondfrans and Mr. Hall, either alone or through a purchaser representative, has such knowledge in business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

10.	In May, 1998, the Company executed notes payable of $2,500,000 principal amount of its 10% Senior Secured Notes maturing on May 15, 1999 (the "1998 Notes"), and warrants to purchase 250,000 shares of its Common Stock at an exercise price of $3.00 per share expiring on May 15, 2003, to the seven purchasers listed and in the amount set forth below:

 Name of                  Principal Amount of     Number of Shares of Common
 Purchaser                     1998 Note          Stock subject to Warrants
 -------------------      -------------------     --------------------------
 The McCloskey Trust        $ 1,100,000                   110,000
 DPM Investment Corp.       $   100,000                    10,000
 Frying Pan Partners, LLC   $   100,000                    10,000
 CJL Investments, LLC       $   200,000                    20,000
 Warren Palitz              $   125,000                    12,500
 Scott Ryan                 $   125,000                    12,500
 K.R. Braithwaite           $   750,000                    75,000

	The 1998 Notes were subsequently modified retroactively to bear a 16% interest rate. The 1998 Notes and the warrants to purchase the Company's Common Stock listed above were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of the above purchasers is an accredited investor.

11.	In May, 1998, the Company issued for cash 2,000 shares of its Common
Stock to Russel Redgate at a price of $2.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Redgate is an accredited investor.

12.	In June, 1998, the Company issued for cash 41,000 shares of its
Common Stock to Brian Pettersen at a price of $0.35 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Pettersen is an accredited investor.

13.	In July, 1998, the Company issued for cash 1,400 shares of its Common
Stock to Stuart Biddulph at a price of $2.00 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section
4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of
Regulation D promulgated thereunder.   The Company believes that Mr. Biddulph,
as an officer and employee of the Company, either alone or through a purchaser representative, has such knowledge in business and financial matters at to be able to evaluate the merits and risks of an investment in the Company.

14.	In July, 1998, the Company issued for cash 558 shares of its Common
Stock to Judy Harris at a price of $2.00 per share pursuant to her exercise
of certain stock options.   The shares were issued in reliance upon Section
4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Ms. Harris, as an employee of the Company, either alone or through a purchaser representative, has such knowledge on business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

15.	In October, 1998, the Company issued for cash 167 shares of its
Common Stock to Art Larsen at a price of $2.00 per share pursuant to his exercise of certain stock options. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Larsen as an employee of the Company, either alone or through a purchaser representative, has such knowledge in business and financial matters at to be able to evaluate the merits and risks of an investment in the Company.

16.	In October, 1998, the Company issued for cash 20,000 shares of its
Common Stock to Richard Mallen at a price of $0.75 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Mallen is an accredited investor.

17. In October, 1998, the Company also issued for cash 50,000 shares of its Common Stock, 25,000 shares each to Stephen R. Field and Robert L. Field, as Trustees of the trusts under Article Third and Fourth of the Will of Nathaniel Field. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of the trusts is an accredited investor.

18.	In December, 1998, the Company issued for cash 400,000 shares and
500,000 shares of its Common Stock to Lancer Offshore, Inc. at a price of $0.75 and $0.50 per share, respectively. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lancer Offshore, Inc. is an accredited investor.

19.	In December, 1998, the Company issued 50,000 shares of its Common
Stock to Bruce D. Cowen for cash and services rendered. The services were valued at $50,000 and cash was received in the amount of $25,000. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Cowen is an accredited investor.

20.	In December, 1998, the Company issued for cash 120,000 shares of its
Common Stock to James T. Kelly at a price of $0.50 per share.   The shares
were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Kelly is an accredited investor.

21.	In December, 1998, the Company issued for cash 100,000 shares of its
Common Stock to Martin Garvey at a price of $0.50 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Garvey is an accredited investor.

22.	In December, 1998, the Company issued for cash 36,000 shares of its
Common Stock to Eric Hauser at a price of $0.50 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Hauser is an accredited investor.

23.	In December, 1998, the Company issued for cash 12,000 shares of its
Common Stock to Richard Mallen at a price of $0.75 per share.   The shares
were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Mallen is an accredited investor.

24.	In December, 1998, the Company issued 199,546 shares of its Common
Stock as finders fees and issued 204,285 shares of its Common Stock for services valued at $332,352, or $1.63 per share to Sterling Technology Partners, LLC. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Sterling Technology Partners, LLC, is an accredited investor.

25.	In December, 1998, the Company issued 30,000 shares of its Common
Stock to Snow Christensen & Martineau, Esqs., for services rendered valued at $46,800, or $1.56 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Based on information obtained by the Company in connection with its relationship with the law firm of Snow Christensen & Martineau, Esqs., the Company believes that such firm, through its representatives, has such knowledge in business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

26.	In December, 1998, the Company issued for cash 10,000 shares of
its Common Stock to Joseph Huard at a price of $0.50 per share.   The
shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Huard is an accredited investor.

27.	In December, 1998, the Company issued for cash 25,000 shares of its
Common Stock to Zeno F. Marcella and Renee Marcella at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. and Mrs. Marcella are accredited investors.

28.	In December, 1998, the Company issued for cash 25,000 shares of its
Common Stock to the Zeno and Renee Charitable Unitrust at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that such trust is an accredited investor.

29.	In December, 1998, the Company also issued for cash 300,000 shares of its Common Stock to Lancer Offshore Inc. at a price of $0.675 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lancer Offshore, Inc. is an accredited investor.

30.	In December, 1998 the Company issued 30,000 shares of its Common Stock to K.R. Braithwaite in conversion of notes payable and accrued interest valued at $15,123 or $0.50 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that K.R. Braithwaite, is an accredited investor.

31.	In December, 1998, the Company issued for cash 200,000 shares of its Common Stock to Lancer Partners LP at a price of  $0.68 per share.
The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 or Regulation D promulgated thereunder. The Company believes that to Lancer Partners LP is an accredited investor.

32.	In December, 1998, the Company issued for cash 99,999 shares of its
Common Stock to J P Ranch at a price of $.75 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 or Regulation
D promulgated thereunder. The Company believes that J P Ranch is an accredited investor.

33.	In December, 1998, the Company issued for cash 10,846 shares of its
Common Stock to Richard Mallen at a price of $.75 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 or Regulation D promulgated thereunder. The Company believes that Mr.
Mallen is an accredited investor.

34.	In December, 1998, the Company issued for cash 100,000 shares of its Common Stock to George Denney at a price of $.75 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 or Regulation D promulgated thereunder. The Company believes that Mr. Denny as a member of the Board of Directors of the Company has such knowledge in business and financial matters to be able to evaluate the merits and risks of an investment in the Company.

35.	In December 1998, the Company issued for cash 135,412 shares of its Common Stock to Rabobank LTD at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 or Regulation D promulgated thereunder. The Company believes that Rabobank LTD is an accredited investor.

36.	In December, 1998, the Company issued for cash 25,000 shares of its Common Stock to Rudolf A.H. Bergmann at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 or Regulation D promulgated thereunder. The Company believes that Mr. Bergmann is an accredited investor.

ITEM 6.   SELECTED FINANCIAL AND OTHER DATA

     The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                   December 31,
                                            --------------------------
                                                1998          1997
                                            -----------    -----------
Current Assets                              $ 1,725,770    $ 1,529,804
Net Equipment                                 1,038,645      1,133,263
Other Assets                                  1,372,175      7,469,957
                                             ----------    -----------
Total Assets                                  4,136,590     10,133,024
                                            ===========    ===========
Current Liabilities                           5,053,628      1,815,903
Long-Term Liabilities                            84,968         24,275
Stockholders' Equity (Deficit)               (1,002,006)     8,292,846
                                            -----------    -----------
Total Liabilities and Stockholders'
 Equity (Deficit)                             4,136,590     10,133,024
                                            ===========    ===========

                                             For the Years Ended December 31,
                                         -----------------------------------------
                                              1998          1997            1996
                                         ------------   -----------    -----------
Sales                                    $  4,309,691   $ 2,913,429    $   618,505
Cost of Sales                               3,751,607     2,116,934        662,184
                                         ------------   -----------    -----------
Gross Profit (Loss)                           558,084       796,495        (43,679)
                                         ------------   -----------    -----------
Operating Expenses
  Research and development                  3,179,557      2,943,404        92,932
  General and administrative                4,975,307      4,243,779     1,789,904
  Impairment of goodwill                    4,722,425            -             -
  Amortization of goodwill                  1,254,583      1,384,715           -
                                         ------------   ------------   -----------
    Total Operating Expenses               14,131,872      8,571,898     1,882,836
                                         ------------   ------------   -----------
Net Loss From Operations                  (13,853,052)    (7,775,403)   (1,926,515)

Other Income (Expense)
  Interest expense                         (1,813,208)       (43,779)   (1,310,142)
  Other income                                343,625          9,692           -
                                         ------------   ------------   -----------
Net Loss                                 $(15,043,371)  $ (7,809,490)  $(3,236,657)
                                         ============   ============   ===========
Basic and Diluted Loss Per Common Share  $      (1.34)  $      (0.85)  $     (1.03)
                                         ============   ============   ===========
Weighted Average Number of Common
  Shares Used in Per Share Calculation     11,189,603      9,217,158     3,141,613
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

Results of Operations

1998 Compared to 1997

     Sales in the twelve-month period ended December 31, 1998, were $4,309,691 compared to sales of $2,913,429 during the twelve-month period ended December 31, 1997. The Company's principal source of revenue for the twelve-months ended December 31, 1998, was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,664,000. Other significant revenues include contract manufacturing of $531,000 and sales of the Company's own branded goods of $586,000. Significant revenues for 1997 were derived from an engineering contract with Kyushu Matsushita Electric Co. ("KME") in the amount of $1,596,000. Sales relating to the SecuriKey business were insignificant during 1997 and the line was sold to a prior employee/shareholder with no revenues were recorded in 1998.

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

     The Company's selling, general and administrative expenses for the twelve-months ended December 31, 1998 increased to $4,975,307 from $4,243,779 for the twelve-month period ended December 31, 1997. Included in the $4,975,307 is $1,024,000 of non-cash compensation relating to the grant of stock options in December 1997. Such increase also reflected a substantial increase in the average number of employees of the Company to approximately 90 in the current year as compared to an average of approximately 50 employees in the prior year. During the three months ended December 31, 1998, the Company reduced its employees by approximately 30%. However, the Company had increased the number of its higher paid employees as a result of acquisitions in 1997. The Company also increased staffing in anticipation of the launch of the Company's proprietary radio products. The increase in costs was also attributable to its maintenance of duplicate administrative facilities and related administrative expenses by virtue of its two business locations in Utah. Management eliminated duplicate administrative efforts by consolidating into one facility during October 1998.

     Interest expense for the twelve-months ended December 31, 1998, increased to $1,813,208 from $43,779 for the twelve-month period ended December 31, 1997, which increase was attributable to the greater amount of the Company's outstanding borrowings during the current year of which $874,000 resulted from the amortization of debt discount.

     The Company's net loss of $15,043,371 for the twelve-months ended December 31, 1998, represents an increase from the net loss of $7,809,490 for the twelve-months ended December 31, 1997, as a result of the above items.

     During April 1998, the Board of Directors approved the repurchase of unvested employee stock options at a price of $0.01 per share. These options were granted during the fourth quarter of 1997. The repurchase enables the Company to discontinue charging the difference between fair market value in the stock at the time of option grant and the option exercise price to operations.

Impairment of Digital Radio Goodwill

	The Company's management evaluated the recoverability of the goodwill recognized from the Digital Radio acquisition. The Williams ontracts, including Commercial Service Agreements, (i.e. purchase orders from Williams) and a Technical Development and Marketing Agreement (the
"TDMA") were finalized during December 1997 and were the primary feature of interest to the Company in acquiring Digital Radio in February 1997.
This fact is evidenced by Digital Radio representing in the Acquisition Agreement that it was completing a contract with Williams and by the existence of a significant condition to that agreement that the Williams contract be signed prior to the closing of the Digital Radio acquisition.
That condition was satisfied by Williams and the Company entering into their first TDMA by July 1997. The TDMA was a framework for future Commercial
Service Agreements and an agreement whereby Williams agreed to purchase radios from the Company. The TDMA was subsequently amended in September
1997 and again in November 1997; however, management of World Wireless considered the original TDMA to be sufficient to meet the condition that the Williams contracts had been signed, and proceeded to close the acquisition. The Williams contract was considered by the Company to exist at the date of the acquisition of Digital Radio and was the principal intangible item of interest to the Company in acquiring Digital Radio. The Williams contracts were also the primary factor in establishing the number of shares issued in the acquisition of Digital Radio. Accordingly, when anticipated revenue from radio sales never materialized, the goodwill became impaired.

	The Digital Radio goodwill was not considered impaired prior to receipt of the TDMA nor the Commercial Service Agreements in 1997, nor was it considered impaired until the third quarter of 1998 when it became apparent to management that the engineering team at Digital Radio was unable to complete the working radio technology promised under the Williams contracts. In addition, Williams decided to redesign the Company's product and there was a delay in submitting the system to the FCC for clearance. As a result, Williams was unwilling to enter into significant Commercial Service Agreements for the purchase of radios from the Company. It was therefore clear in the third quarter of 1998 that future cash flows to be generated through the efforts of the engineering staff at Digital Radio and from the Digital Radio technology would not be sufficient to recover the carrying amount of the unamortized assets acquired - primarily goodwill. The engineering team at Digital Radio was disbanded through termination of the employment of all Digital Radio engineers by August 1998. Therefore, the carrying value of the Digital Radio goodwill, which primarily related to the engineering team and the Digital Radio technology, was written down by $4,722,425 during the third quarter 1998, to management's estimate of the discounted expected net future cash flows of $600,000.

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

     The Company's net loss of $7,809,490 in the twelve months ended December 30, 1997 includes a non-recurring charge of $6,780,621 for the write-off of purchased research and development and represents the excess of the DRCC acquisition price over the fair value of the acquired assets. General and administrative expenses for 1997 were $4,243,779 compared to $1,789,904 for 1996. The Company experienced substantial increase in cost of sales and general and administrative expenses in the twelve months ended December 30, 1997 compared with the year earlier period primarily as a result of the inclusion of DRCC costs and expenses in the 1997 results.

Liquidity and Capital Resources

     The Company's liquidity at December 31, 1998 decreased compared to December 31, 1997. Current assets increased by $195,966 although short term borrowings increased by $3,237,725.

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

Accounting Changes

     In March, 1998, the AICPA issued SOP98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company does not expect this statement to have a material impact on the Company's financial position, results of operations or cash flows.


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

          None.

                           PART III.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company at December 31, 1998 were, and at present are, as follows:

Name                         Age   Position
----------------------------------------------------------------------
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

     David Andrus - Mr. Andrus joined the Company as Director of RF
Engineering in April 1997 and became Vice President - Engineering in December, 1998. Prior to joining the Company, Mr. Andrus owned and operated Innovatronics Engineering, a Radio Frequency and Data Communications Consulting Firm which he formed in 1987.

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


                              WORLD WIRELESS COMMUNICATIONS, INC.
                                             (Registrant)


Dated: October 7, 1999		BY       /S/ David Singer
                                  --------------------------------------
                                  David Singer, Chairman of the Board of
                                  Directors, President and Chief Executive
                                  Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                       Title                        Date


     /S/  David D. Singer
   ------------------------    Chairman of the Board of       October 7, 1999
     David D. Singer             Directors,
                                 President, Chief Executive
                                 Officer, Principal Financial
                                 Officer and Director
    /S/ Kevin Childress
   ------------------------    Vice President - Finance,      October 7, 1999
     Kevin Childress             Vice President-Finance and
                                 Principal Accounting Officer


    /S/ George Denney
   ------------------------    Director                       October 7, 1999
     George Denney

                                    EXHIBIT INDEX

No.	Description

3.1	Articles of Incorporation of the Company and all amendments thereto*

3.2	Bylaws of the Company*

4.1	Form of Common Stock Certificate*

4.2	Form of Subscription Agreement used in private financing providing
	for registration rights*

5.	Opinion of Connolly Epstein Chicco Foxman Engelmyer & Ewing
	regarding the legality of securities being registered*

10.1    1997 Stock Option Plan*

10.2    DRCC Omnibus Stock Option Plan*

10.3	Development and License Agreement dated April 4, 1997, between  DRCC
	and Kyushu Matsushita Electric Co., Ltd.*

10.4	Amended and restated Technical Development and Marketing Alliance
	Agreement dated September 15, 1997, between the Company and Williams Telemetry Services, Inc.*

10.5	Lease Agreement dated May 17, 1995, between DRCC and Pracvest
	Partnership relating to the Company's American Fork City offices and facility*

10.6	Lease Agreement dated February 12, 1996, between the Company the
	Green/Praver, et al., relating to the Company's Salt Lake City offices*

10.7	Shareholders Agreement dated May 21, 1997 between the Company, DRCC,
	Philip A. Bunker and William E. Chipman, Sr.*

10.8	Asset Purchase Agreement dated October 31, 1997, between the Company
	and Austin Antenna, Ltd.*

10.9	Stock Exchange Agreement dated October 31, 1997, between the Company,
	TWC, Ltd. and the shareholders of TWC, Ltd.*

10.10	Settlement Agreement, Mutual Waiver and Release of All Claims dated
	November 11, 1997 between Digital Radio Communications Corp. and Digital Scientific, Inc.*

10.11	Agreement (undated) between the Company, Xarc Corporation and Donald
	J. Wallace relating to the Company's acquisition of Xarc Corporation*

10.12	Promissory Note dated December 4, 1997, by the Company, payable to
	William E. Chipman, Sr. in the principal amount of $125,000*

10.13	Promissory Note dated November 13, 1997, by the Company, payable to
	T. Kent Rainey in the principal amount of $200,000*

10.14 Investment Banking Services Agreement dated November 19, 1997, between the Company and PaineWebber Incorporated*

10.15	$400,000 Promissory Note dated December 24, 1997, payable to Electronic
	Assembly Corporation*

10.16	$400,000 Promissory Note dated January 8, 1998, payable to Tiverton
	Holdings Ltd.*

10.17	Loan Agreement by and among the Registrant and the Bridge Noteholders
	dated as of May 15, 1998*

10.18	Amendment and Waiver Agreement by and among the Registrant and the
	Bridge Noteholders dated August 7,  1998*

10.19	Amendment and Waiver Agreement by and among the Registrant and the
	Bridge Noteholders dated September 11, 1998*

10.20	Loan Agreement by and among the Registrant and the Bridge Noteholders
	dated as of May 15, 1998 (Previously filed), together with the Notes, Pledge/Security Agreement, Pledgee/Representative Agreement,
      Subordination, and Registration Rights Agreement*

10.21	Separation and Mutual Release Agreement between the Registrant and
      William E. Chipman, Sr. dated as of May 26, 1998*

10.22	Registration Rights Agreement by and among the Registrant and the
	purchasers of common stock issued pursuant to the Registrants Confidential Private Placement Memorandum dated September 9, 1998, as amended*

10.23	Employment Agreement between the Registrant and James O'Callaghan dated May 20, 1998*

10.24	Lease agreement between the Registrant and NP#2 dated as of July 29,
	1998 relating to the premises at 2441 South 3850 West, West Valley City, Utah 84120*

10.25	Agreement between KME and the Registrant dated October 19, 1998
	relating to the Registrant's providing of technical assistance and development relating to the Gigarange telephone*

10.26	Agreement between KME and the Registrant dated as of March 1, 1998 relating to the Panasonic MicroCast System*

10.27	General and Mutual Release Agreement between the Registrant and Phil
        Acton dated November 2, 1998*

10.28	Agreement and Waiver Agreement by and among the Registrant and the
        Bridge Noteholders dated November 25, 1998*

10.29 1998 Employee Incentive Stock Option Plan*

10.30 1998 Non-qualified Stock Option Plan*

10.31 Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*

27    Financial Data Schedules**

--------------------------

*	Filed previously
**     Filed herewith.

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY


                                  TABLE OF CONTENTS



                                                                        Page

         Report of Independent Certified Public Accountants. . . . . .   F-2

         Consolidated Balance Sheets - December 31, 1998 and 1997. . .   F-3

         Consolidated Statements of Operations for Each of the
          Three Years in the Period Ended December 31, 1998. . . . . .   F-4

         Consolidated Statements of Stockholders' Equity (Deficit) for
          Each of The Three Years in the Period Ended December 31, 1998  F-5

         Consolidated Statements of Cash Flows for each of the
          Three Years in the Period Ended December 31, 1998  . . . . .   F-6

         Notes to Consolidated Financial Statements. . . . . . . . . .   F-7

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


                                          HANSEN, BARNETT & MAXWELL

    Salt Lake City, Utah
    March 19, 1999, except for the first
    paragraph of Note 5 as to which the
    date is May 3, 1999 and except for
    Note 1 - Restatement as to which the
    date is May 10, 1999

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                           December 31,
                                                       -----------------------
                                                          1998        1997
                                                       ----------  -----------
    Current Assets
    Cash and cash equivalents . . . . . . . . . . . .  $  614,897  $   218,234

     Investment in securities available-for-sale . . .    137,648      188,354

     Trade receivables, net of allowance . . . . . . .    327,387      345,433
     Other receivables . . . . . . . . . . . . . . . .     77,005       49,208
     Inventory . . . . . . . . . . . . . . . . . . . .    550,239      496,432
     Prepaid expenses. . . . . . . . . . . . . . . . .     18,594      232,143
                                                       ----------  -----------
       Total Current Assets. . . . . . . . . . . . . .  1,725,770    1,529,804
                                                       ----------  -----------
    Equipment. . . . . . . . . . . . . . . . . . . . .  2,085,930    1,589,248
     Less accumulated depreciation . . . . . . . . . . (1,047,285)    (455,985)
                                                       ----------  -----------
       Net Equipment . . . . . . . . . . . . . . . . .  1,038,645    1,133,263
                                                       ----------  -----------
    Goodwill, net of accumulated amortization. . . . .    957,796    6,934,803
                                                       ----------  -----------
    Other Assets, net of accumulated amortization. . .    414,381      535,154
                                                       ----------  -----------
    Total Assets . . . . . . . . . . . . . . . . . . . $4,136,590  $10,133,024
                                                       ==========  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
                                                       -----------------------
                                                          1998        1997
                                                       ----------  -----------
    Current Liabilities
     Trade accounts payable. . . . . . . . . . . . . . $  982,506  $   524,093
     Accrued liabilities . . . . . . . . . . . . . . .    880,638      466,183
     Notes payable - current portion . . . . . . . . .  2,992,858      809,326
     Obligations under capital lease - current portion    197,626       16,301
                                                       ----------  -----------
       Total Current Liabilities . . . . . . . . . . .  5,053,628    1,815,903
                                                       ----------  -----------

    Obligations under capital lease. . . . . . . . . .     84,968       24,275
                                                       ----------  -----------

    Stockholders' Equity
     Preferred stock - $0.001 par value; 1,000,000
      shares authorized; no shares issued. . . . . . .         -            -
     Common stock - $0.001 par value; 50,000,000 shares
      authorized; issued and outstanding: 13,920,400
      shares in 1998 and 10,225,260 shares in 1997 . .     13,920       10,225

     Additional paid-in capital. . . . . . . . . . . . 25,419,026   20,915,068
     Unearned compensation . . . . . . . . . . . . . .    (70,518)  (1,410,509)
     Receivable from shareholder . . . . . . . . . . .    (66,828)     (18,409)
     Accumulated deficit . . . . . . . . . . . . . . .(26,360,254) (11,316,883)
     Accumulated other comprehensive income. . . . . .     62,648      113,354
                                                      -----------  -----------
       Total Stockholders' Equity (Deficit). . . . . . (1,002,006)   8,292,846
                                                      -----------  -----------
    Total Liabilities and Stockholders' Equity . . . .$ 4,136,590  $10,133,024
                                                      ===========  ===========

     The accompanying notes are an integral part of these financial statements.
                                        F-3

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                                    December 31,
                                       --------------------------------------
                                           1998          1997        1996
                                       ------------  -----------  -----------

    Sales. . . . . . . . . . . . . . . $  4,309,691  $ 2,913,429  $   618,505

    Cost of Sales. . . . . . . . . . .    3,751,607    2,116,934      662,184
                                       ------------  -----------  -----------
    Gross Profit (Loss). . . . . . . .      558,084      796,495      (43,679)
                                       ------------  -----------  -----------
    Operating Expenses
       Research and development. . . .    3,179,557    2,943,404       92,932
       General and administrative. . .    4,975,307    4,243,779    1,789,904
       Impairment of goodwill. . . . .    4,722,425           -            -
       Amortization of goodwill. . . .    1,254,583    1,384,715           -
                                       ------------  -----------  -----------
          Total Operating Expenses . .   14,131,872    8,571,898    1,882,836
                                       ------------  -----------  -----------
    Net Loss From Operations . . . . .  (13,573,788)  (7,775,403)  (1,926,515)

    Other Income (Expense)
     Interest expense, . . . . . . . .   (1,813,208)     (43,779)  (1,310,142)
     Other income. . . . . . . . . . .      343,625        9,692           -
                                       ------------  -----------  -----------

    Net Loss . . . . . . . . . . . . . $(15,043,371) $(7,809,490) $(3,236,657)
                                       ============  ===========  ===========

    Basic and Diluted Loss Per
     Common Share. . . . . . . . . . . $      (1.34) $     (0.85) $     (1.03)
                                       ============  ===========  ===========
    Weighted Average Number of
     Common Shares Used in Per
     Share Calculation . . . . . . . .   11,189,603    9,217,158    3,141,613
                                       ============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

               WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                          Other
                                           Common Stock           Additional    Unearned                 Compre-          Total
                                         ---------------------    Paid-In        Compen-   Accumulated   hesnive     Stockholders'
                                          Shares       Amount     Capital        sation      Deficit      Income        Equity
                                         ----------  ----------  -----------  ----------- ------------ -----------   -----------
 Balance - December 31, 1995. . . . .     1,132,140  $    1,132  $   374,948  $       -   $  (270,736) $        -    $   105,344
 Net loss . . . . . . . . . . . . . .             -           -            -          -    (3,236,657)          -     (3,236,657)
 Beneficial conversion feature. . . .             -           -      719,781          -             -           -        719,781
 Conversion of notes payable. . . . .     3,092,860       3,093      811,907          -             -           -        815,000
 Shares issued for cash   . . . . . .       900,000         900      776,797          -             -           -        777,697
 Shares issued for services . . . . .       527,000         527      787,061          -             -           -        787,588
 Shares issued for interest . . . . .        11,000          11        4,939          -             -           -          4,950
 Compensation related to grant of
   stock options  . . . . . . . . . .             -           -      441,180          -             -           -        441,180
                                         ----------  ----------  -----------  ---------   -----------  ----------    -----------
 Balance - December 31, 1996. . . . .     5,663,000       5,663    3,916,613          -    (3,507,393)          -        414,883
 Comprehensive loss:
  Net loss. . . . . . . . . . . . . .             -           -            -          -    (7,809,490)          -     (7,809,490)
  Unrealized gain on
   securities . . . . . . . . . . . .             -           -            -          -             -     113,354        113,354
                                                                                                                     -----------
 Comprehensive loss                                                                                                   (7,696,136)
                                                                                                                     -----------
 Compensation related
  to grant of stock
  options . . . . . . . . . . . . . .             -           -    2,373,849  (2,373,849)           -           -              -
 Shares and warrants
  issued for cash . . . . . . . . . .     2,557,857        2,558   4,192,692          -             -           -      4,192,250
 Issuance upon exercise
  of options for cash
  and a promissory
  note. . . . . . . . . . . . . . . .        25,098           25      29,836     (18,409)           -           -         11,452
 Conversion of note payable . . . . .         5,630            6       1,964           -            -           -          1,970
 Shares issued and 201,900
  stock options granted
  in acquisition of
  Digital Radio Communications
  Corporation . . . . . . . . . . . .     1,798,100        1,798   8,672,264           -            -           -      8,674,062
 Shares issued in acquisition to TWC        101,200          101   1,048,331           -            -           -      1,048,432
 Shares issued in acquisition
  of XARC . . . . . . . . . . . . . .        10,000           10     102,990           -            -           -        103,000
 Shares issued in settlement
  of lawsuit. . . . . . . . . . . . .        40,000           40     323,416           -            -           -        323,456
 Shares issued for financing
  fees. . . . . . . . . . . . . . . .        24,375           24     253,113           -            -           -        253,137
 Amortization of unearned
  compensation. . . . . . . . . . . .             -            -           -     963,340            -           -        963,340
                                         ----------  ----------- -----------  ----------  -----------  ----------    -----------
 Balance - December 31,
  1997. . . . . . . . . . . . . . . .    10,225,260       10,225  20,915,068  (1,428,918) (11,316,883)    113,354      8,292,846
                                                                                                                     -----------
 Comprehensive loss:
   Net loss . . . . . . . . . . . . .             -            -          -            -  (15,043,371)          -    (15,043,371)
   Unrealized loss on
    securities. . . . . . . . . . . .             -            -          -            -            -     (50,706)       (50,706)
                                                                                                                     -----------
 Comprehensive loss                                                                                                  (15,094,077)
 Compensation related                                                                                                -----------
  to grant of stock
  options . . . . . . . . . . . . . .             -            -     463,180    (463,180)           -           -              -
 Shares issued for
  cash. . . . . . . . . . . . . . . .     2,721,258         2,721  2,410,353           -            -           -      2,413,074
 Beneficial conversion feature. . . .             -             -    374,172           -            -           -        374,172
 Issuance upon exercise
  of options for cash
  and note. . . . . . . . . . . . . .       435,051           435    191,307     (48,420)           -           -        143,322
 Shares issued for
  services. . . . . . . . . . . . . .       443,831           444    404,587           -            -           -        405,031
 Shares issued in
  acquisition of
  technology. . . . . . . . . . . . .        65,000            65    324,935           -            -           -        325,000
 Shares issued in lieu
  of interest . . . . . . . . . . . .        30,000            30  1,239,043           -            -           -      1,239,073
 Compensation related
  to the issuance of stock  . . . . .             -             -          -           -            -           -              -
 Reversal of unamortized
  stock option
  compensation. . . . . . . . . . . .             -             -   (903,619)    903,619            -           -              -
 Amortization of
  unearned
  compensation. . . . . . . . . . . .             -             -          -     899,553            -           -        899,553
                                         ----------  ------------ ----------  ----------  -----------  ----------    -----------
 Balance - December
  31, 1998. . . . . . . . . . . . . .    13,920,400  $     13,920 $25,419,026 $ (137,346) $(26,360,255)$   62,648    $(1,002,005)
                                         ==========  ============ =========== ==========  ============ ==========    ===========

The accompanying notes are an integral part of these financial statements.

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                ---------------------------------------
                                                     1998          1997          1996
                                                ------------   -----------   -----------

    Cash Flows From Operating Activities
     Net loss. . . . . . . . . . . . . . . . . .$(15,043,371)  $(7,809,490)  $(3,236,657)
     Adjustments to reconcile net loss
      to net cash used
     by operating activities:
       Amortization of goodwill. . . . . . . . .   1,254,583     1,384,715             -
       Impairment of goodwill. . . . . . . . . .   4,722,425             -             -
       Depreciation and amortization . . . . . .     686,121       361,607        83,094
       Amortization of debt discount
        and financing  . . . . . . . . . . . . .     542,408       154,200       284,415
       Interest paid with stock options. . . . .     331,827             -             -
       Purchased research and
        development  . . . . . . . . . . . . . .     325,000     1,561,000             -
       Stock issued for services . . . . . . . .     397,292       111,370       787,588
       Compensation from stock
        options granted. . . . . . . . . . . . .     899,552       963,340       441,180
       Beneficial conversion feature and
        interest paid with stock . . . . . . . .     413,563             -             -
       Gain on sale of business assets . . . . .    (332,751)            -             -
       Changes in operating assets and
        liabilities:
          Accounts receivable, net of
          allowance for doubtful accounts . . .      (36,810)        7,622      (100,688)
            Inventor. . . . . . . . . . . . . .     (109,182)      (41,105)      (99,225)
          Accounts payable  . . . . . . . . . .      509,631        41,546        30,741
          Accrued liabilities . . . . . . . . .      467,140       (86,981)       54,965
          Other assets  . . . . . . . . . . . .      261,441      (237,312)       (4,143)
                                                 -----------   -----------   -----------

     Net Cash and Cash Equivalents Used By
        Operating Activities  . . . . . . . . .   (4,711,131)   (3,589,488)     (758,730)
                                                 -----------   -----------   -----------
    Cash Flows From Investing Activities
     Payments for the purchase of property
      and equipment . . . . . . . . . . . . . .     (247,457)     (663,707)      (90,544)
     Proceeds from sale of business assets
      and property  . . . . . . . . . . . . . .      394,499        10,754             -
     Cash paid for subsidiaries, net of
      cash received . . . . . . . . . . . . . .            -      (248,736)            -

     Net Cash and Cash Equivalents Provided By
        (Used By) Investing Activities  . . . .      147,042      (901,689)      (90,544)
                                                 -----------   -----------   -----------
    Cash Flows From Financing Activities
     Proceeds from issuance of common
      stock . . . . . . . . . . . . . . . . . .    2,564,137     4,206,700        777,697
     Proceeds from borrowings, net
      of discount   . . . . . . . . . . . . . .    2,900,000       775,000       (417,008)
     Proceeds from issuance of beneficial
      debt conversion feature . . . . . . . . .           -              -        719,781
     Principal payments or obligation
      under capital lease . . . . . . . . . . .     (108,088)            -              -
     Principal payments on notes payable  . . .     (395,297)     (309,567)      (223,600)

     Net Cash and Cash Equivalents Provided
        By Financing Activities . . . . . . . .    4,960,752     4,672,133        856,870
                                                 -----------   -----------   ------------

    Net Increase In Cash and Cash Equivalents        396,663       180,956          7,596

    Cash and Cash Equivalents  -
     Beginning of Period . . . . . . . . . . . .     218,234        37,278         29,682
                                                 -----------   -----------   ------------
    Cash and Cash Equivalents  -
     End of Period . . . . . . . . . . . . . . . $   614,897   $   218,234   $     37,278
                                                 ===========   ===========   ============

    Supplemental cash flow information and noncash investing and financing activities - Note 7

    The accompanying notes are an integral part of these financial statements.

            WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business - World Wireless Communications, Inc. and its subsidiary (collectively, "the Company") design, develop and manufacture wired and wireless communications technology, systems and products. The Company also provides contract manufacturing services to the electronics wireless communications industry, as well as engineering and products related to supervisory control and data acquisition (commonly knows as SCADA) technologies.

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

Restatement - The Company has corrected the amortization period for goodwill associated with the acquisition of Digital Radio from 15 years, as shown in the previously filed 1998 financial statements, to 5 years. The accompanying financial statements have been restated to reflect the change in the amortization. As a result of the change n the amortization period, the 1998 amortization expense for goodwill increased $869,107 and 1998 impairment of goodwill decreased $1,117,000. As a result of these and other immaterial changes, net loss for the year ended December 31, 1998 increased $69,363, which had no effect per share. The 1997 amortization of goodwill increased $279,263 which resulted in an increase in the 1997 net loss of $279,263, or $0.03 per share

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The Company has sustained losses from operations of $15,043,371, $7,809,490 and $3,236,657 during each of the three years in the priod ended December 31, 1998. In addition, operating activities have used cash of $4,711,131, $3,868,751 and $758,730 during each of the three years in the priod ended December 31,1998. As of December 31, 1998, the Company had a working capital deficiency of $1,002,006. Management's plans to improve the Company's financial condition include obtaining profitable operations during 1999 by fulfilling sales and production contracts which either have been received or are probable of being received, collecting royalty payments under existing royalty agreements, obtaining additional equity capital and conversion of a portion of notes payable into common stock. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due.

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

Goodwill and Long-Lived Assets - Goodwill and other long-lived assets are evaluated periodically for impairment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Goodwill is included along with other assets acquired as a group when evaluating their recoverability. Impairment losses are recognized to the extent estimated discounted net future cash flows expected to be generated from those assets are less than their carrying amounts. Goodwill is further evaluated separately and impairment losses are recognized for the excess of the carrying amount of goodwill over management's estimation of the value and future benefits expected to be realized from the goodwill. In both of these analyses, significant management judgement is required to evaluate the capacity of the assets or the acquired business to perform within projections.

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

During 1998 the Company evaluated the recoverability of the long-lived assets and goodwill recognized in connection with the Digital Radio and determined that circumstances indicate an inability to recover their carrying amount. Accordingly, an impairment loss of $4,722,425 has been recognized during 1998 to adjust the carrying amount of the long-lived assets and goodwill to their estimated ex[ected discount net future cash flows.
Based on future expected discounted cash flows from the technology acquired from Digital Radio, the value of the asset group, including goodwill, was reduced to approximately $900,000 with goodwill comprising $600,000 of that amount.

Goodwill arose from the acquisitions of Digital Radio and TWC
Ltd. and is being amortized over a 5-year period from the original acquisition dates, on a straight-line basis. Amortization expense was $1,254,583 and $1,384,715 during the years ended December
31, 1998 and 1997, respectively.

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
                                          ===========     ==========

NOTE 4--EQUIPMENT

Equipment consisted of the following:

                                                  December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------
         Computer equipment. . . . . .    $   336,952     $  246,117
         Manufacturing equipment . . .      1,403,438      1,059,916
         Office fuirniture . . . . . .        144,977        164,566
         Software  . . . . . . . . . .        200,563        118,649
                                          -----------     ----------

         Total . . . . . . . . . . . .    $ 2,085,930     $1,589,248
                                          ===========     ==========

NOTE 5--NOTES PAYABLE

                                                 December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------
12 to 15% Notes payable to
  shareholders; paid in 1998 . . . . . .  $         -     $  369,808
  10% Note payable to an unrelated
  party; due September 30, 1998;
  unsecured; converted into common
  stock in 1999 . . . . . . . . . . . . .     800,000        400,000
16% Bridge loan notes payable; interest
  only through 1998, due may 15, 1999,
  secured by all of the Company's assets,
  less unamortized discount of $325,448
  from the issuance of related stock
  warrants. . . . . . . . . . . . . . . .   2,174,552              -

12% Note payable to an employee;
  payable $1,408 monthly through
  December 31, 1999; unsecured. . . . . .      18,306          39,518
                                          -----------     -----------

Total Notes Payable. . . . . . . . . . .    2,992,858         809,326

Less:  Current Portion . . . . . . . . .   (2,992,888)       (809,326)
                                          -----------     ------------
Long-Term Notes Payable. . . . . . . . .  $         -     $          -
                                          ===========     ============

On December 10, 1998, the Company and two $400,000 note holders agreed to a modification in terms to their notes, whereby the noteholders could convert their notes, together with accrued interest, into shares of common stock at $1.00 per share. Since the fair value of the common shares was was $1.42 per share at that date, the conversion feature was valued at $374,171, or $0.42 per share, which was recognized as interest expense on the date granted. The debt and accrued interest were converted into 893,698 common shares on March 4, 1999.

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

In addition, the holders of the notes agreed to waive any rights under the anti-dilution clause under the Warrants arising from the offering of the Company's securities, except in the case of any securities with an offering price of less than $0.25 per share, in which event the exercise price of each of the warrants will be changed to such price.

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

                                                 December 31,
                                          --------------------------
                                                 1998           1997
                                          -----------     ----------
Tax at statutory rate (34%). . . . . . .  $(5,091,163)    $(2,560,277)
Non-deductible expenses. . . . . . . . .      604,178         645,880
Change in valuation allowance. . . . . .    5,299,083       2,301,134
State tax benefit, net of federal tax
  effect . . . . . . . . . . . . . . . .     (494,142)       (248,497)
Research and development credit  . . . .     (317,956)       (138,240)
                                          -----------     -----------
Net Income Tax Expense . . . . . . . . .  $        -      $        -
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

Noncash Investing and Financing Activities

During 1998, the Company issued stock for notes payable to three individuals. The total of the notes receivable was $72,852. In conjunction with these notes, interest expense in the amount of $10,567 was charged on one of these notes. The Company acquired equipment and incurred obligations under capital lease agreements during 1998. The value of the equipment acquired was $900,993. The Company also purchased equipment for a note in the amount of $4,278. During 1998, the Company repurchased stock options from employees and eliminated $903,619 of unamortized compensation relating to the repurchased unvested stock options. The Company also incurred $392,662 in compensation expense and $70,518 in unearned compensation by issuing stock options during 1998.

The Company sold business assets relating to its SecuriKey products during 1998. The Company realized proceeds on the sale of $372,499 and recognized again of $319,528. The Company also sold other assets to various parties during the year. The book value of the assets sold was $16,940. The Company realized proceeds on the sale of $8,636 resulting in a loss upon disposal of $13,223.

During 1998, the Company recognized interest expense of $867,856 relating to the discount of detachable stock warrants. An additional $331,827 was recognized as interest expense as a result of modifications to the detached warrants exercise price and the granting of additional warrants. Interest expense in the amount of $374,171 was recognized during 1998 from the grant of a favorable debt conversion feature to note holders.

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

Unearned compensation arose from stock options granted in 1997 and 1998 which vest through 2001and a receivable from a shareholder who exercised a stock option in exchange for a promissory note.

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

A summary of the status of the Company's stock options as of December 31, 1998 and 1997, and changes during the years then ended are presented below:

                                            1998                     1997               1996
                                 ------------------------   ---------------------   -----------------
                                                Weighted-               Weighted-           Weighted-
                                                  Average                 Average             Average
                                                 Exercise                Exercise            Exercise
                                        Shares      Price       Shares      Price    Shares     Price
                                 -------------   --------   ----------   --------   -------  --------
Outstanding at beginning
   of year . . . . . . .             1,521,846   $   4.33      258,000   $   0.33         -  $      -
Granted . . . . . . . . .              595,678       5.03    1,288,944       5.06   258,000      0.33
Exercised . . . . . . . .             (435,051)      0.44     (25,098)       1.19         -         -
Forfeited or canceled . .           (1,040,551)      6.32           -        0.00         -         -
                                 -------------              ---------               -------   -------
Outstanding at end of year             641,922       4.20    1,521,846       4.33   258,000      0.33
                                 =============              ==========              =======
Options exercisable at
 year-end . . . . . . .                425,994       4.36      792,610       2.32   258,000      0.33
                                 =============              ==========              =======
Weighted-average fair value
  of options granted during
  the year . . . . . . .         $        3.86    $  3.43   $    1.76
                                 =============    =======   =========

The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options Outstanding                Options Exercisable
                      --------------------------------------     -------------------------
                                       Average    Weighted-                     Weighted-
      Range of             Number      Remaining     Average          Number       Average
      Exercise        Outstanding    Contractual    Exercise     Exercisable      Exercise
       Prices         At 12/31/99           Life       Price     at 12/31/98         Price
    -------------     -----------    -----------  ----------     -----------    ----------


    $0.09 - $ 0.35          8,366      3.0 years  $     0.09           8,366     $    0.09
    $1.25 - $ 1.81        156,186      4.7 years  $     1.52          61,426     $    1.56
    $2.00 - $ 2.00         80,564      1.2 years  $     2.00          80,564     $    2.00
    $3.40 - $ 4.65        144,483      3.5 years  $     3.64          55,738     $    3.56
    $6.50 - $ 6.50        203,500      3.4 years  $     6.50         194,775     $    6.50
    $7.47 - $12.00         48,825      4.1 years  $    11.23          25,125     $   11.10
                      -----------                 ----------      ----------
    $0.09 - $12.00        641,922      3.5 years  $     4.20         425,994     $    4.36
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

                                                For the Years Ended
                                                     December 31,
                                         -----------------------------------
                                                     1998               1997
     Net loss:                           ----------------      -------------

       As reported. . . . . . . . . . .  $    (15,322,635)     $  (7,809,490)
       Pro forma. . . . . . . . . . . .       (17,506,009)        (8,060,504)
     Basic and diluted loss per share:
       As reported. . . . . . . . . . .  $          (1.37)     $       (0.85)
       Pro forma. . . . . . . . . . . .             (1.56)             (0.87)

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

NOTE 11-SALE OF SECURIKEY BUSINESS

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
                                             =========

Software Claim Proceedings - The Company leased computer-aided design software with total future lease payments of $550,887. The Company has requested a cancellation of the reelated $735,207 lease obligation, which includes technical a support agreement in the amount of $184,320.

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

Employment Agreements - In October and November 1997, the Company entered into employment agreements with key members of management. The agreements require the company to pay these parties a total of $80,000 per year over a period of three years.

In May 1998, the Company entered into an employment agreement with another key member of management. The agreement requires payments of $125,000 per year. In addition, the Company is required to pay six months salary and benefits in the event of termination of this individual without cause.

Production Agreement - In October 1998, the Company reached an agreement with an unrelated third party to develop technology for use in certain products. Under the ongoing Agreement, the Company is to receive
$400,000, of which $200,000 has been billed as of December 31, 1998.

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

During March 1999, holders of two unsecured notes payable totaling $800,000 converted the notes and related accrued interest into 893,698 common shares.