Form 10-Q/A
period 1999-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-11-08
CIK 1031744

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            _____________________
                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

                                  TABLE OF CONTENTS

                                                                     Page
PART 1.   Financial Information

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)-
          March 31, 1999 and December 31, 1998 . . . . . . . . . .     1

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 1999 and 1998 . . .     3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          -for the Three Months Ended March 31, 1999 and 1998. . .     4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation . . . . . . . . . . . . . . . .     8

PART II.  Other Information

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    15

Item 2.   Changes in Securities and Use of Proceeds  . . . . . . .    15

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . .    16

Item 4.   Submission of Matters to a Vote of Security Holders. . .    16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    16

          Signatures . . . . . . . . . . . . . . . . . . . . . . .    18

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

                      WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   For the Three Months
                                                      Ended March 31,
                                                 -------------------------
                                                    1999           1998
                                                 -----------   -----------

       Sales                                     $ 1,033,375   $ 1,308,883

       Cost of Sales                                 821,685       656,448
                                                 -----------   -----------
       Gross Profit                                  211,690       652,435
                                                 -----------   -----------
       Expenses
         Research and development expense            241,265       663,749
         General and administrative expenses       1,132,758     1,385,096
         Amortization of goodwill                     50,099       401,495
         Interest expense                            474,794        24,581
                                                 -----------   -----------
           Total Expenses                          1,898,916     2,474,921
                                                 -----------   -----------
       Loss From Operations                       (1,687,226)   (1,822,486)

       Interest Income                                 4,682            -

       Other Income                                       -        319,528
                                                 -----------   -----------
       Net Loss                                  $(1,682,544)  $(1,502,958)
                                                 ===========   ===========

       Basic and Diluted Loss Per Common Share   $     (0.11)  $     (0.14)
                                                 ===========   ===========
       Weighted Average Number of Common Shares
        Used in Per Share Calculation             15,023,002    10,468,831
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

                            WORLD WIRELESS COMMUNICATIONS, INC.
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                      For the Three Months
                                                        Ended March 31,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
    Cash Flows From Operating Activities
      Net Loss                                      $(1,682,544)  $(1,502,958)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
         Amortization of goodwill                        50,099       401,495
         Depreciation and amortization                  247,848       166,497
         Amortization of debt discount                  216,963            -
         Amortization of unearned compensation           38,686            -
         Stock issued for interest                       93,698            -
         Stock issued for services                      172,466            -
         Compensation from stock options granted         21,540       412,005
         Gain on sale of business                            -       (319,528)
         Changes in operating assets and liabilities:
            Accounts receivable                        (218,576)     (148,973)
            Inventory                                    73,239        37,621
            Prepaid expenses                             (3,671)       (2,256)
            Accounts payable                           (504,133)       99,845
            Accrued liabilities                          14,446        (4,849)
                                                    -----------   -----------
         Net Cash and Cash Equivalents Used By
          Operating Activities                       (1,479,939)     (861,101)
                                                    -----------   -----------
    Cash Flows From Investing Activities
      Payments for the purchase of equipment             (7,378)      (51,437)
      Proceeds from sale of business assets and
       property                                              -        372,499
      Proceeds from receivable from shareholder              -         10,000
                                                    -----------   -----------
         Net Cash and Cash Equivalents Provided
          by (Used by) Investing Activities              (7,378)      331,062
                                                    -----------   -----------
    Cash Flows From Financing Activities
      Proceeds from issuance of common stock          1,876,800       957,267
      Proceeds from exercise of stock options                -         27,970
      Proceeds from borrowings, net of discounts             -        414,246
      Principal payments on notes payable              (108,697)     (361,211)
      Principal payments on obligation under
       capital lease                                    (34,386)      (53,154)
                                                    -----------   -----------
         Net Cash and Cash Equivalents Provided
           By Financing Activities                    1,733,717       985,118
                                                    -----------  ------------
    Net Increase In Cash and Cash Equivalents           246,400       455,079

    Cash and Cash Equivalents - Beginning
     of Period                                          614,897       218,234
                                                    -----------  ------------
    Cash and Cash Equivalents - End of Period       $   861,297  $    673,313
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

                     WORLD WIRELESS COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)

    Supplemental Cash Flow Information -

       Cash paid for interest was $109,932 and $17,839 for the three months ended March 31, 1999 and 1998, respectively.

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

       NOTE 2 - COMMON STOCK

       During February 1999, the Company issued 2,040,000 common shares for cash in the amount of $2,040,000 received in a private placement offering. In connection with the offering, the Company granted options to purchase 200,000 common shares at $1.75 per share within 5 years, and issued 8,000 shares of common stock as finders' fees. The Company also paid $163,200 as finders' fees.

       During March 1999, noteholders converted two unsecured promissory notes totaling $800,000, together with accrued interest, into 893,698 common shares at $1.00 per share under the terms of a conversion privilege granted to the noteholders in December 1998.

       During the first quarter of 1999, the Company issued 88,757 restricted common shares for services valued at $172,466, or $1.74 per share.

       NOTE 3 - MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

       On May 14, 1999 the Company offered to issue 650 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 3,250,000 common shares at $0.25 per share, and issued such shares of preferred stock on July 1, 1999. The preferred shares must be redeemed on or before May 14, 2000 at their par value plus accrued dividends. The preferred stock cash dividend requirement is $65,000 annually. The preferred stock was issued for $650,000 consisting of $400,000 cash and the deemed payment of $250,000 principal amount of the 1998 bridge loan notes. The issuance of the preferred stock with warrants was accounted for as the granting of a favorable conversion feature to the preferred stockholders. The value assigned to the warrants was based on their intrinsic value but was limited to the cash proceeds and the amount of the notes converted. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $650,000 was recognized on the date granted as a preferred dividend.

	 NOTE 4 - NOTES PAYABLE

	 As of March 31, 1999, the Company was carrying $2,395,528 of
	 1998 Bridge Loan notes payable which were to have matured May
	 15, 1999. On May 14, 1999 the Company issued $2,600,000 of
	 senior secured 16% notes payable which mature in one year. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 principal amount of 1998 Bridge Loan notes. The remaining 1998 Bridge Loan notes, after this payment and the payment from the proceeds of the preferred stock, were renewed with terms equivalent to the senior secured 16% notes payable as follows: The notes payable are secured by substantially all the Company's assets. Interest on the notes is payable quarterly. A mandatory pre-payment of principal equal 25% of the gross proceeds from any issuance of the Company's securities is due upon the closing of the issuance. The notes will be in default if the reported loss before interest, depreciation, amortization and taxes exceeds $1,000,000 for the quarter ended June 30, 1999, or if income as computed above is less than $250,000 or $1,000,000 for the quarters ended September 30, 1999 and December 31, 1999, respectively. The Notes will also be in default if the Company fails to make a mandatory pre-payment of principal from the issuance of the Company's securities. If the notes are determined to be in default for a quarter, the Company could be required to issue five-year warrants to purchase 300,000 shares of common stock at $0.25 per share as compensation for the default with respect to such quarter.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q/A.

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

       Gross profit in the three-month period ended March 31, 1999 was $211,690 compared to $652,435 during the comparable period during 1998. This decrease is primarily due to two factors: during the first quarter of 1998, 84% of the Company's revenues were derived from the more profitable business engineering services segment compared to 62%
	 in the first quarter of 1999. Also, in the first quarter of 1998, the Company met certain design and development contract milestones for efforts and costs incurred over several preceding periods.

       The Company reduced its research and development costs and its general and administrative expenses by $674,822 from $2,048,845 in
	 the first quarter in 1998 to $1,374,023 in the first quarter in 1999. This reduction was primarily due to the reduction of employees from 90 employees in the first quarter of 1998 to 54 in the first quarter of 1999.

       The amortization of goodwill decreased $351,396 from $401,495 for the three-months ending March 31, 1998 to $50,099 for the three-months ending March 31, 1999. This decrease is due to the impairment of goodwill the Company recognized in the third quarter of 1998.

       Interest expense increased $450,213 from $24,581 for the three-months ending March 31, 1998 to $474,794 for the three-months ending March 31, 1999. This increase is due to two factors: (1) the increased debt from average quarterly debt of $1,210,690 in the first quarter of 1998 to average quarterly debt of $2,912,392 in the first quarter of 1999 and (2) in May 1998, the Company executed certain bridge loans, in the amount of $2,500,000. The bridge loans have detachable warrants, which has been accounted for as a discount of the related notes and is amortized to interest expense over the life of the note. The amortization of this debt discount was approximately
	 $216,000 in the first quarter of 1999, while the Company had no such discount expense in the first quarter of 1999.

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

       In order to sustain operations, the Company borrowed $2,500,000 pursuant to an offering of units consisting of (a) its Senior Secured Notes, maturing on May 15, 1999 and bearing simple interest at the rate of 16% per annum, payable quarterly (the "Notes") and (b) warrants to purchase 250,000 shares of the Common Stock exercisable
	 for up to five years from the date of issuance at an exercise price of $0.75 per share (subject to adjustment under certain circumstances, such as stock splits). Moreover, in the event the Company fails to pay the Notes at their maturity date, the Company can be required to issue warrants to purchase up to an additional 333,333 shares of the Company's common stock exercisable for up to five years at an exercise price of $2.50 per share (subject to adjustment under certain circumstances) payable at the rate of 83,333 shares of common stock for each 90-day period thereafter during which such default continues. Such offering was made in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. The Notes are mandatorily prepaid in the event that the Company closes an offering of its securities, whether through one or more private placements or secondary public offerings, in accordance with the formula described below under "Risk of Default with Debtholders."

	 Subsequent to the first quarter of 1999, the above 1998 Bridge Loans were paid in full when on May 14 the Company issued $2,600,000 of senior secured 16% notes payable which mature in one year. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 principal amount of 1998 Bridge Loan notes. The notes payable are secured by substantially all the Company's assets. Interest on the notes is payable quarterly. A mandatory pre-payment of principal equal to 25% of the gross proceeds form any issuance of the Company's securities is due upon the closing of the issuance. The notes will be in default if the reported loss before interest, depreciation, amortization and taxes exceeds $1,000,000 for the quarter ended June 30, 1999, or if income as computed above is less than $250,000 or $1,000,000 for the quarters ended September 30, 1999 and December 31, 1999, respectively. The
	 Notes will also be in default if the Company fails to make a mandatory pre-payment of principal from the issuance of the Company's securities. If the notes are determined to be in default for a quarter, the Company could be required to issue five-year warrants to purchasse 300,000 shares of common stock at $0.25 per share as compensation for the default with respect to such quarter.

	 Subsequent to the first quarter of 1999, on May 14, 1999 the Company also offered to issue 650 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 3,250,000 common shares at $0.25 per share, and issued such shares of preferred stock on July 1, 1999. The preferred shares must be redeemed on or before May 14, 2000 at their par value plus accrued dividends. The preferred stock cash dividend requirement is $65,000 annually. The preferred stock was issued for $650,000 consisting of $400,000 cash and the deemed payment of $250,000 principal amount of 1998 bridge loan notes.

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

 However, the Company raised financing of $3,250,000 on May 14, 1999, which consisted of borrowing $2,600,000 through senior secured 16% notes maturing in one year, issuance of shares of preferred stock, mandatorily redeemable in one year, for $650,000 and five year detachable warrants to purchase 3,250,000 shares of the Company's common stock. The notes are secured by substantially all of the assets of the Company.

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

 The Company is focusing its resources on promoting the sale of X-traWeb products and believes it will achieve significant sales from this source during 1999, although there can be no assurance of such a result. In addition, the Company believes it will also derive significant revenue from its sale of its proprietary LSDR's in 1999, although there can be no assurance of such a result. Furthermore, the Company believes that it will continue to derive revenue from its contract design and development service and manufacturing services, although there can be no assurance of the amounts to be derived therefrom.

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

     PART II - OTHER INFORMATION

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

          PaineWebber Incorporated commenced a lawsuit against the Company in the United States District Court for the Southern District of New York in December, 1998 which the plaintiff seeks to recover damages of approximately $231,000 plus legal fees and expenses of its counsel in such action. In this case, the Company asserted a counterclaim seeking
     damages of approximately $250,000.   The Company anticipates that such
     lawsuit will be settled, although there can be no assurance of such result.

          The Company received an oral request in 1998 from Mr. and Mrs. Richard Austin to rescind its purchase of the stock of Austin Antenna
     Ltd. and related assets which closed in 1997.   In addition, Mr. Austin
     requested that the Company bear the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages of approximately $50,000 for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and related assets and (ii) the unpaid finder's fee that is the subject of the litigation. The Company, in turn, advised Mr. and Mrs. Austin that Austin Antenna Ltd. has breached its agreement with the Company by, among other things, failing to furnish the Company with proprietary engineering drawings and related data that would enable the Company to manufacture the antennas now produced by the Austin Antenna division. The Company is currently negotiating with Mr. and Mrs. Austin and believes that the claims may be resolved amicably, although there can be no assurance as to the outcome thereof.

     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          1. In January, 1999, the Company issued 2,667 and 5,333 shares of its Common Stock to Joseph R. Huard and James Kelly, respectively, for finder's fees on an equity placement. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Huard and Mr. Kelly are accredited investors.

          2. In January, 1999, the Company issued 58,003 shares of its Common Stock to Connolly Epstein Chicco Foxman Oxholm & Ewing, Esq. ("Connolly") for services valued at $116,006, or $2.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Based on information obtained by the Company in connection with its relationship with the law firm of Connolly, the Company believes that Connolly, through its representatives, has such knowledge on business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

          3. In February, 1999, the Company issued for cash 40,000 shares of its Common Stock to Alan Cohen at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Cohen is an accredited investor.

          4. In February, 1999, the Company issued 20,754 shares of its Common Stock to Sterling Technology Partners, LLC for services valued at $36,942, or $1.77 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Sterling Technology Partners, LLC is an accredited investor.

          5. In February, 1999, the Company issued for cash 2,000,000 shares of its Common Stock to Pensionkasse der Siemens-Gesellschaften in der Schwiez ("Pensionkasse") at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Pensionkasse is an accredited investor.

          6.    In March, 1999, the Company issued 447,671 shares and
     446,027 shares of its Common Stock to Electronic Assembly Corp. and Tiverton Holding, respectively upon conversion of notes payable and interest valued at $893,698, or $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Electronic Assembly Corp. and Tiverton Holding are accredited investors.

          7. In March, 1999, the Company also issued 10,000 shares of its Common Stock to Sterling Technology Partners, LLC for services valued at $19,400, or $1.94 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Sterling Technology Partners, LLC is an accredited investor.

     ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           A description of certain of the potential defaults committed by the Company under the Pledge/Security Agreement dated as of May 15, 1998 is set forth on pages 11 and 12 of Part I of this Form 10-Q and is hereby incorporated by reference.

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During February, 1999, the shareholders of the Company held their annual meeting at the Company's office at 2441 South 3850 West, West Valley City, Utah, and took the following action:

          1. Elected David D. Singer, Philip Bunker, Brian Pettersen and George Denney as directors of the Company;

          2. Ratified the adoption by the Board of Directors of the Company of the 1998 Employee Incentive Stock Option Plan and the 1998 Non-qualified Stock Option Plan pursuant to which 1,000,000 shares of the Company's Common Stock were reserved for issuance under each such plan; and

          3. Ratified the appointment of Hansen Barnett & Maxwell as the Company's independent auditors with respect to calendar year 1999.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as of and for the period ended March 31, 1999. The Exhibits which are listed on the Exhibit Index attached hereto.

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

10.24 Lease agreement between the Registrant and NP#2 dated as of July 29, 1998 relating to the premises at 2441 South 3850
       West, West Valley City, Utah 84120*
10.25  Agreement between KME and the Registrant dated October 19,
       1998 relating to the Registrant's providing of technical assistance and development relating to the Gigarange telephone*
10.26 Agreement between KME and the Registrant dated as of March 1, 1998 relating to the Panasonic MicroCast System*
10.27  General and Mutual Release Agreement between the Registrant and Phil Acton dated November 2, 1998*+
10.28  Agreement and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated November 25, 1998*
10.29  1998 Employee Incentive Stock Option Plan*+
10.30  1998 Non-qualified Stock Option Plan*+
10.31 Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*
10.32 Loan Agreement by and among the Registrant and the Senior Secured Noteholders dated as of May 14, 1999, together with the Notes, Pledge/Security Agreement, Pledgee Representative Agreement, Subordination and Registration Rights Agreement*
27     Financial Data Schedules*


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



 Date:   November 3, 1999         World Wireless Communications, Inc.

                                  /s/ David D. Singer
                                  -------------------------------
                                  David D. Singer
                                  President, Chief Executive Officer
                                  and Principal Financial Officer