Form 10-Q/A
period 1999-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-11-09
CIK 1031744

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            _____________________
                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                            _____________________

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

                                   TABLE OF CONTENTS


PART 1.     Financial Information

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited) - as of
            June 30, 1999 and December 31, 1998 . . . . . . . . . . . .    1

            Condensed Consolidated Statements of Operations (Unaudited)
            - for the Three and Six Months Ended June 30, 1999 and
            June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . .    3

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            - for the Six Months Ended June 30, 1999 and June 30, 1998.    4

            Notes to Condensed Consolidated Financial Statements
            (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation  . . . . . . . . . . . . . . . . .    9

PART II.    Other Information

Item 1.     Legal Proceedsings . . .  . . . . . . . . . . . . . . . . .    17

Item 2.     Changes in Senior Securities  . . . . . . . . . . . . . . .    18

Item 3.     Default Upon Senior Securities. . . . . . . . . . . . . . .    18

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    19

            Signatures. . . . . . . . . . . . . . . . . . . . . . . . .    20

       PART I    FINANCIAL INFORMATION

       Item 1.   Financial Statements


                     WORLD WIRELESS COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                    ASSETS
                                                      June 30,   December 31,
                                                        1999         1998
                                                     -----------  ----------
    Current Assets
      Cash and cash equivalents                      $   675,916  $  614,897
      Investment in securities available-for-sale        137,648     137,648
      Trade receivables, net of allowance for
        doubtful accounts                                193,568     327,387
      Other receivables                                   93,698      77,005
      Inventory                                          626,577     550,239
      Prepaid expenses                                    20,269      18,594
                                                     -----------  ----------
         Total Current Assets                          1,747,676   1,725,770
                                                     -----------  ----------
    Equipment                                          2,153,035   2,085,930
      Less accumulated depreciation                   (1,507,999) (1,047,285)
                                                     -----------  -----------

         Net Equipment                                   645,036   1,038,645
                                                     -----------  ----------
    Goodwill, net of accumulated amortization            857,596     957,794
                                                     -----------  ----------
    Other Assets, net of accumulated amortization        377,169     414,381
                                                     -----------  ----------
    Total Assets                                     $ 3,627,477  $4,136,590
                                                     ===========  ==========
                                                                  (CONTINUED)
[FN]
       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)


                                                       June 30,  December 31,
                                                         1999        1998
                                                     -----------  -----------
    Current Liabilities
      Trade accounts payable                         $   491,877  $   982,506
      Accrued liabilities                                998,554      880,638
      Notes payable                                    2,609,857    2,992,858
      Obligation under capital leases -
       current portion                                   162,797      197,626
                                                     -----------  -----------
         Total Current Liabilities                     4,263,085    5,053,628
                                                     -----------  -----------
    Long-Term Obligation Under Capital Leases             45,281       84,968
                                                     -----------  -----------
    Mandatorily Redeemable Preferred Stock
      Liquidation Preference of $650,000                 650,000           -

    Stockholders' Equity (Deficit)
      Common stock - $0.001 par value; 50,000,000
       shares authorized; issued and outstanding:
       17,492,939 shares at June 30, 1999 and
       13,920,400 shares at December 31, 1998             17,492       13,920
      Additional paid-in capital                      29,594,486   25,419,026
      Unrealized gain on marketable equity securities     62,648       62,648
      Unearned compensation                              (38,500)     (70,518)
      Receivable from shareholder                        (66,828)     (66,828)
      Accumulated deficit                            (30,900,187) (26,360,254)
                                                     -----------  -----------
         Total Stockholders' Equity (Deficit)         (1,330,889)  (1,002,006)
                                                     -----------  -----------
    Total Liabilities and Stockholders'
     Equity (Deficit)                                $ 3,627,477  $ 4,136,590
                                                     ===========  ===========
  [FN]
   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                        For the Three             For the Six
                                        Months Ended              Months Ended
                                           June 30,                  June 30,
                                   ------------------------  ------------------------
                                      1999         1998         1999         1998
                                   -----------  -----------  -----------  -----------
    Sales                          $   639,624  $ 1,058,074  $ 1,672,999  $ 2,366,957

    Cost of Sales                      559,586      900,129    1,381,271    1,556,577
                                   -----------  -----------  -----------  -----------
    Gross Profit                        80,038      157,945      291,728      810,380
                                   -----------  -----------  -----------  -----------
    Expenses
      Research and development
       expense                         428,805    1,272,763      670,070    1,936,512
      General and administrative
       expenses                      1,196,978    1,269,140    2,329,736    2,654,236
      Amortization of goodwill          50,099      401,495      100,198      802,990
      Interest income                   (5,924)          -       (10,606)          -
      Interest expense                 617,292      201,076    1,092,086      225,657
                                   -----------  -----------  -----------  -----------
         Total Expenses              2,287,250    3,144,474    4,181,484    5,619,395
                                   -----------  -----------  -----------  -----------
    Loss From Operations            (2,207,212)  (2,986,529)  (3,889,756)  (4,809,015)

    Other Income                            -            -            -       319,528
                                   -----------  -----------  -----------  -----------
    Net Loss                       $(2,207,212) $(2,986,529) $(3,889,756) $(4,489,487)

    Preferred Stock Dividend           650,000           -       650,000           -
                                   -----------  -----------  -----------  -----------
    Net Loss Applicable to
     Common Stockholders           $(2,857,212) $(2,986,529) $(4,539,756) $(4,489,487)
                                   ===========  ===========  ===========  ===========
    Basic and Diluted Loss Per
     Common Share                  $     (0.17) $     (0.27) $     (0.28) $     (0.42)
                                   ===========  ===========  ===========  ===========
    Weighted Average Number of
     Common Shares Used in Per
     Share Calculation              17,135,024   11,141,692   16,081,399   10,807,073
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

                    WORLD WIRELESS COMMUNICATIONS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)

                                                            For the Six
                                                           Months  Ended
                                                              June 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
    Cash Flows From Financing Activities
      Proceeds from issuance of common stock            2,356,083     1,047,407
      Proceeds from issuance of preferred stock           400,000            -
      Proceeds from borrowings, net of discounts        1,600,000     2,900,000
      Principal payments on notes payable              (1,258,449)     (389,665)
      Principal payments on obligation under
       capital lease                                      (74,516)     (126,634)
                                                      -----------   -----------
         Net Cash and Cash Equivalents Provided
          By Financing Activities                       3,023,118     3,431,108
                                                      -----------   -----------
    Net Increase In Cash and Cash Equivalents              61,019       932,967

    Cash and Cash Equivalents - Beginning of Period       614,897       218,234
                                                      -----------   -----------
    Cash and Cash Equivalents - End of Period         $   675,916   $ 1,151,201
                                                      ===========   ===========

    Supplemental Cash Flow Information -

   Cash paid for interest was $472,890 and $35,306 for the six months ended June 30, 1999 and 1998, respectively.

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

                     WORLD WIRELESS COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - NOTES PAYABLE

On May 14, 1999 the Company issued $2,600,000 of senior secured 16% notes payable which mature in one year. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 principal amount of 1998 Bridge Loan notes. The remaining 1998 bridge loan notes, after this payment and the payment from the proceeds of the preferred stock, were renewed with terms equivalent to the senior secured 16% notes payable, which are as follows: The notes payable are secured by substantially all the Company's assets. Interest on the notes is payable quarterly. The notes will be in default if the reported loss before interest, depreciation, amortization and taxes exceeds $1,000,000 for the quarter ended June 30, 1999 or if income as computed above is less than $250,000 or $1,000,000 for the quarters ended September 30, 1999 and December 31, 1999 respectively. If the notes are determined to be in default for a quarter the Company could be required to issue five-year warrants to purchase 300,000 shares of common stock at $0.25 per share as compensation for the default with respect to such quarter. For the quarter ended June 30, 1999, the Company accrued $431,250 of interest expense for the potential default and issuance of warrants.

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

Unasserted Claim - The Company received a verbal request in 1998 from Mr. and Mrs. Richard Austin to rescind the Company's acquisition of Austin Antenna, Ltd., formerly known as TWC, Ltd., a Delaware corporation, by a stock purchase which closed in 1997. In addition, Mr. Austin requested that the Company bear the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages of approximately $50,000 for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and
(ii) the unpaid finder's fee that is the subject of the litigation. The Company, in turn, has put Mr. and Mrs. Austin on notice of the Company's claims that the Austins have failed to honor their agreements with Austin Antenna and the Company by failing to make available engineering drawings and other related data, proprietary to Austin Antenna and the Company by virtue of the acquisition agreement, that would enable the Company to consolidate antenna manufacturing in its Salt Lake City facility. The Company is currently in negotiation with Mr. and Mrs. Austin and is working on a belief that the claims between the parties may be resolved amicably. However, there is no current assurance as to the ultimate outcome of those efforts.

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

However, the Company is in the process of obtaining separate waivers of the default for the quarter ended June 30, 1999 from the holders of the 1999 Notes. In addition, the Company anticipates obtaining a deferral of any payment of principal on the 1999 Notes until December 31, 1999 regardless of any financing raised by the Company prior to such date through the sale of its securities, and anticipates obtaining certain other changes in the loan agreements. As a condition thereto, the Company anticipates agreeing, among other things, (a) to grant the holders of the 1999 Notes additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, and (b) to grant the holders of the 1999 Notes 200,000 shares of the Company's common stock, which shares would be subject to applicable securities law restrictions. Although the Company believes that it will obtain such waivers, there can be no assurance of such result. Moreover, there can be no assurance that the Company will not commit a default under the May 1999 transactions in the future. In the event that the holders of the 1999 Notes sell the Company's assets securing the 1999 Notes following a current or future default, such sale would materially and adversely affect the Company's business and financial condition.

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

Interest income is due to the Company's investing idle cash in overnight interest bearing accounts. Interest expense increased $416,216 from $201,076 for the three-months ending June 30, 1998 to $617,292 for the three-months ending June 30, 1999, primarily due to the recognition of warrant interest expense and fees the Company bore in connection with the obtaining of debt financing in the second quarter of 1999.

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

Gross profit in the first six-month period ended June 30, 1999 was $291,728 compared to $810,380 during the comparable period during 1998, which represents 17% and 34% of sales, respectively. The decrease was due primarily to two factors: during the first six months of 1998, 78% of the Company's revenues were derived from the more profitable engineering services segment of the business, compared to 50% in the first six months of 1999. Also, in the first six months of 1998, the Company met certain design and development contract milestones for efforts and costs incurred over several preceding periods.

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

Interest expense increased $866,429 from $225,657 for the first six-months ending June 30, 1999 to $1,092,086 for the first six-months ending June 30, 1998. In May 1998, the Company executed certain bridge loans in the amount of $2,500,000. The 1998 bridge loans had detachable warrants, which had been accounted for as a discount of the related notes and was amortized to interest expense over the life of the note. The amortization of this debt discount was approximately $325,000 in the first half of 1999, compared to $108,000 in the first half of 1998.

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

In order to pay off the Company's Senior Secured Notes which had a maturity date of May 15, 1998 (the "1998 Notes"), the Company raised financing in May 1999. Such financing involved the sale of separate units consisting of $2,600,000 principal amount of the Company's Senior Secured Notes, bearing interest at 16% per annum, payable quarterly and maturing on May 14, 2000 (the "1999 Notes"). The 1999 Notes are secured by a first security interest in substantially all the assets of the Company, including its machinery, equipment, automobiles, fixtures, furniture, accounts receivable and general intangibles, including any stock in any subsidiary.

Also, the Company sold separate units consisting of 650 shares of the Company's 10% Senior Preferred Stock* and detachable warrants to purchase 3,250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share, exercisable in whole or in part by the holder at any time on or before May 14, 2004. Such sales by the Company occurred in a private placement transaction exempt from registration made by the Securities Act of 1933, as amended. **

 ____________________
 * Each share of the Company's Senior Preferred Stock has the following characteristics:

   (a)has a 10% cumulative dividend;
   (b)constitutes the senior series of any preferred stock the Company may issue;
   (c)is non-voting;
   (d)is convertible into shares of the Company's Common Stock at the conversion rate of 10,000 shares of Common Stock for each share of Senior Preferred Stock (or $0.10 per share), if all the shares the Company's Senior Preferred Stock are not redeemed by May 14, 2000 (for up to a total of 6,500,000 shares of the Company's Common Stock based
      on the 650 shares of the Company's   Senior Preferred Stock which are
      issued and outstanding);
   (e)is mandatorily redeemable upon the earlier to occur of (i) May 14, 2000 or (ii) the Company's raising of gross proceeds of $5,500,000 from the closing of one or more private placement transactions or secondary offerings of its securities; and
   (f)has a first priority in liquidation of $1,000 per share, plus the amount of unpaid cumulative dividends, payable from the Company's assets after its payment (or its making of adequate provision for the payment) of all claims of its creditors.


 **In May 1999, Lancer Offshore Inc. and the Orbiter Fund, who are affiliates of the Company's largest shareholder group (consisting of such entities, Michael Lauer, Lancer Partners LLC and Lancer Partners L.P.) purchased $1,400,000 principal amount of the 1999 Notes and also acquired at such time separate units consisting of 350 shares of the Company's Senior Preferred Stock and warrants to purchase 1,750,000 shares of the Company's Common Stock, for an aggregate investment of $1,750,000.
___________________

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

However, the Company is in the process of obtaining separate waivers of the default for the quarter ended June 30, 1999 from the holders of the 1999 Notes. In addition, the Company anticipates obtaining a deferral of any payment of principal on the 1999 Notes until December 31, 1999 regardless of any financing raised by the Company prior to such date through the sale of its securities, and anticipates obtaining certain other changes in the loan agreements. As a condition thereto, the Company anticipates agreeing, among other things, (a) to grant the holders of the 1999 Notes additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, and (b) to grant the holders of the 1999 Notes 200,000 shares of the Company's common stock, which shares would be subject to applicable securities law restrictions. Although the Company believes that it will obtain such waivers, there can be no assurance of such result. Moreover, there can be no assurance that the Company will not commit a default under the May 1999 transactions in the future. In the event that the holders of the 1999 Notes sell the Company's assets securing the 1999 Notes following a current or future default, such sale would materially and adversely affect the Company's business and financial condition.

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


PART II. OTHER INFORMATION

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

1.	During May, 1999, the Company authorized the issuance of
up to 950 Senior shares of a series of preferred stock designated as its Senior Preferred Stock. Each share of the Company's Senior
Preferred Stock has the following characteristics:

(a)	has a 10% cumulative dividend;

(b)	constitutes the senior series of any preferred stock the
Company may issue;

(c)	is non-voting;

(d) is convertible into shares of the Company's Common Stock at the conversion rate of 10,000 shares of Common Stock for each share of Senior Preferred Stock (or $0.10 per share), if all the shares the Company's Senior Preferred Stock are not redeemed by May 14, 2000 (or up to a total of 6,500,000 shares of the Company's Common Stock based on the 650 shares of the Company's Senior Preferred Stock which are issued and outstanding);

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

	2.	In April, 1999, the Company issued for cash 10,000
shares of its Common Stock to Richard Mallen at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule
506 of Regulation D promulgated thereunder. The Company believes that Mr. Mallen is an accredited investor.

       3. In April, 1999, the Company issued 27,584 shares of its Common Stock to Murdock Capital Partners, Corp. for services valued at $51,692, or $1.88 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Based on information obtained by the Company in connection with its business relationship with Murdock Capital Partners Corp., the
Company believes, that Murdock Capital Partners Corp., through its representatives, has such knowledge on business and financial matters as to be able to evaluate the merits and risks of an investment in the Company.

	4.	In May, 1999, the Company issued 1,500 shares
of its Common Stock to Sterling Technology Partners, LLC for services valued at $2,625 or $1.75 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
The Company believes that Sterling Technology Partners,
LLC is an accredited investor.

       5.	On May 14, 1999 the Company issued $2,600,000
of senior secured 16% notes payable which mature in one year.
The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 principal amount of 1998 Bridge Loan notes. The notes were issued to the nine purchasers listed and in the amounts set forth below:

Name of Purchaser			Principal Amount of Notes

1.    Lancer Offshore, Inc.                     $800,000
2.    The Orbiter Fund Ltd.                     $600,000
3.    The McCloskey Trust                       $440,000
4.    DPM Investments Corp.                     $ 40,000
5.    Frying Pan Partners, LLC                  $ 40,000
6.    CJL Investments, LLC                      $ 80,000
7.    Sterling Technology Partners LLC          $200,000
8.    James T. Kelly                            $200,000
9.    K.R. Braithwaite                          $200,000

The 1999 Notes were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The
Company believes that each of the purchasers of the Notes is an accredited investor.

       6. In May, 1999, the Company issued 650 shares of the Company's Senior Preferred Stock and warrants to purchase 3,250,000 shares of its Common Stock at an exercise price of $0.25 per share expiring on May 14, 2004. The preferred stock was issued for $650,000 consisting of $400,000 cash and the deemed payment of $250,000 principal amount of 1998 bridge loan notes. The
Senior Preferred Stock and Warrants were issued to nine purchasers listed and in the amounts set forth below:

                              No. of Shares of        No. of Shares
                              Senior Preferred       of Common Stock
Name of Purchaser                   Stock           Subject to Warrants
---------------------              --------        ---------------------
Lancer Offshore, Inc.                 200                 1,750,000
The Orbiter Fund Ltd.                 150                     -0-
The McCloskey Trust                   110                   550,000
DPM Investments Corp                   10                    50,000
Frying Pan Partners, LLC               10                    50,000
CJL Investments, LLC                   20                   100,000
Sterling Technology Partners LLC       50                   250,000
James T. Kelly                         50                   250,000
K.R. Braithwaite                       50                   250,000

       7. In June, 1999, the Company issued for cash 500,000 shares of its Common Stock to RUSP Holding S.A at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that RUSP Holding S.A. is an accredited investor.

       8. In June, 1999, the Company issued 1,000 and 2,000 shares of its Common Stock to Strategic Alliance Unlimited and Sterling Technology Partners LLC, respectively, in connection with services valued at $4,688, or $1.56 per share. The shares were issued by the Company in reliance upon Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company believes that Strategic Alliance Unlimited and Sterling Technology Partners LLC are accredited investors.

Item 3.	Defaults Upon Senior Securities

A description of certain of the potential defaults committed by the Company under the Pledge/Security Agreement dated as of May 15, 1999 is set forth on pages 11 and 12 of Part I of this Form 10-Q and is hereby incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:
Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the period ended June 30, 1999. The Exhibits which are listed on the Exhibit Index attached hereto

EXHIBIT INDEX

No.   Description
3.1	Articles of Incorporation of the Company and all amendment thereto*
3.2   Bylaws of the Company*
4.1   Form of Common Stock Certificate*
4.2 Form of Subscription Agreement used in private financing providing for registration rights*
5. Opinion of Connolly Epstein Chicco Foxman Engelmyer & Ewing regarding the legality of securities being registered*
10.1  1997 Stock Option Plan*
10.2  DRCC Omnibus Stock Option Plan*
10.3  Development and License Agreement dated April 4, 1997, between
      DRCC and Kyushu Matsushita Electric Co., Ltd.*
10.4  Amended and restated Technical Development and Marketing
      Alliance Agreement dated September 15, 1997, between the Company and Williams Telemetry Services, Inc.*
10.5 Lease Agreement dated May 17, 1995, between DRCC and Pracvest Partnership relating to the Company's American Fork City offices and facility*
10.6 Lease Agreement dated February 12, 1996, between the Company the Green/Praver, et al., relating to the Company's Salt Lake City offices*
10.7 Shareholders Agreement dated May 21, 1997 between the Company, DRCC,Philip A. Bunker and William E. Chipman, Sr.*
10.8  Asset Purchase Agreement dated October 31, 1997, between the
      Company and Austin Antenna, Ltd.*
10.9  Stock Exchange Agreement dated October 31, 1997, between the
      Company, TWC, Ltd. and the shareholders of TWC, Ltd.*
10.10 Settlement Agreement, Mutual Waiver and Release of All Claims dated November 11, 1997 between Digital Radio Communications Corp. and Digital Scientific, Inc.*
10.11 Agreement (undated) between the Company, Xarc Corporation and
      Donald  J. Wallace relating to the Company's acquisition of Xarc
      Corporation*
10.12 Promissory Note dated December 4, 1997, by the Company, payable to William E. Chipman, Sr. in the principal amount of $125,000*
10.13 Promissory Note dated November 13, 1997, by the Company, payable to T. Kent Rainey in the principal amount of $200,000*

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


(b)	No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 3, 1999              WORLD WIRELESS COMMUNICATIONS, INC.


                                       /s/ David D. Singer
                                       ----------------------------------
                                       David D. Singer
                                       President, Chief Executive Officer
                                       and Principal Financial Officer