Form 10-Q
period 1999-09-30
WORLD WIRELESS COMMUNICATIONS INC
filed 1999-11-19
CIK 1031744

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            _____________________
                                  FORM 10-Q
                            _____________________

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                   For the quarter ended September 30, 1999

                       Commission file number 333-38567
                      __________________________________


                     WORLD WIRELESS COMMUNICATIONS, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)



                   Nevada                                 87-0549700
       -------------------------------              --------------------
       (State of other jurisdiction of                I.R.S. employer
         incorporation or organization)              identification No.)


            2441 South 3850 West, West Valley City, Utah       84120
        ----------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)


                 Registrant's telephone number      (801) 575-6600



   Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes   X   No __.

   As of November 15, 1999 there were 19,522,015 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                               TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited) -
       as of September 30, 1999 and December 31, 1998 . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
       (Unaudited) for the Three and Nine Months Ended September
       30, 1999  and September 30, 1998 . . . . . . . . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows
       (Unaudited) - for the Nine Months Ended September 30,
       1999 and September 30, 1998. . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements
       (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . 8

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations. . . . . . . . . . . . . . .12

 PART II. Other Information


 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .18

 Item 2.  Changes in Securities and use of Proceeds . . . . . . . . . .18


 Item 3.  Default Upon Senior Securities. . . . . . . . . . . . . . . .20

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .21

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .21

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .24



 PART I   FINANCIAL INFORMATION

 Item 1.    Financial Statements


                     WORLD WIRELESS COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                    ASSETS

                                              September 30,  December 31,
                                                   1999          1998
                                               ------------   ------------
 Current Assets
  Cash and cash equivalents                    $    453,259   $    614,897
  Investment in securities available-for-sale       137,648        137,648
  Trade receivables, net of allowance
   for doubtful accounts                            696,289        327,387
  Other receivables                                  84,663         77,005
  Receivable from shareholder                       750,000             -
  Inventory                                         597,876        550,239
  Prepaid expenses                                   18,272         18,594
                                               ------------   ------------
    Total Current Assets                          2,738,007      1,725,770
                                               ------------   ------------
 Property & Equipment                             2,179,972      2,085,930
  Less: Accumulated depreciation                 (1,739,725)    (1,047,285)
                                               ------------   ------------
  Net Equipment                                     440,247      1,038,645
                                               ------------   ------------
 Goodwill, net of accumulated amortization          807,496        957,794
                                               ------------   ------------
 Other Assets, net of accumulated
  amortization                                      358,563        414,381
                                               ------------   ------------
 Total Assets                                  $  4,344,313   $  4,136,590
                                               ============   ============
                                                              (CONTINUED)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WORLD WIRELESS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                September 30,   December 31,
                                                     1999           1998
                                                 ------------   ------------
 Current Liabilities
   Trade accounts payable                         $   635,298   $    982,506
   Accrued liabilities                                526,663        880,638
   Notes payable                                    3,088,449      2,992,858
   Obligation under capital leases -
    current portion                                   127,138        197,626
                                                 ------------   ------------
      Total Current Liabilities                     4,377,548      5,053,628
                                                 ------------   ------------
 Long-Term Obligation Under Capital Leases             46,523        84,968

 Manatorily Redeemable Preferred Stock $0.001
   par value; 1,000,000 shares authorized;
   820,000 shares designated mandatorily
   redeemable; 820,000 shares issued and
   outstanding; liquidation preference of
   $820,000                                           820,000            -

 Stockholders' Deficit
   Common stock - $0.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    19,461,438 shares at September 30, 1999
    and 13,920,400 shares at December 31, 1998         19,461        13,920
   Additional paid-in capital                      32,370,215    25,419,026
   Unrealized gain on marketable
    equity securities                                  62,648        62,648
   Unearned compensation                             (105,196)      (70,518)
   Receivable from shareholder                        (66,828)      (66,828)
   Accumulated deficit                            (33,180,058)  (26,360,254)
                                                 ------------   -----------
      Total Stockholders' Deficit                    (899,758)   (1,002,006)
                                                 ------------   -----------

 Total Liabilities and Stockholders' Deficit     $  4,344,313   $ 4,136,590
                                                 ============   ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         For the Three Months         For the Nine Months
                                          Ended September 30,         Ended September 30,
                                       --------------------------  --------------------------
                                           1999          1998          1999         1998
                                       ------------  ------------  ------------  ------------
 Sales                                 $  1,044,511  $  1,184,759  $  2,717,510  $  3,551,716

 Cost of Sales                              891,433     1,184,174     2,270,806     2,740,751
                                       ------------  ------------  ------------  ------------
 Gross Profit                               153,078           585       446,704       810,965

 Expenses
 Research and development expense           322,920       544,105       994,694     2,480,617
 General and administrative expenses      1,148,110       973,414     3,730,130     3,627,650
 Amortization of goodwill                    50,102       401,495       150,300     1,204,485
 Interest income                             (4,630)           -        (15,236)           -
 Impairment of goodwill                          -      4,722,425            -      4,722,425
 Interest expense                           746,641       670,683     1,578,727       896,339
                                       ------------  ------------  ------------  ------------
    Total Expenses                        2,263,143     7,312,122     6,438,615    12,931,516
                                       ------------  ------------  ------------  ------------
 Loss From Operations                    (2,110,065)   (7,311,537)   (5,991,911)  (12,120,551)

 Other Income (Expense)                          -             -         (7,716)      319,528
                                       ------------  ------------  ------------  ------------

 Net Loss                                (2,110,065)   (7,311,537)   (5,999,627)  (11,801,023)

 Preferred Stock Dividends                  170,000            -        820,000            -
                                       ------------  ------------  ------------  ------------
 Net Loss Applicable to
  Common Stockholders                  $ (2,280,065) $ (7,311,537) $ (6,819,627) $(11,801,023)
                                       ============  ============  ============  ============
 Basic and Diluted Loss
  Per Common Share                     $      (0.13) $      (0.66)  $     (0.41) $      (1.05)
                                       ============  ============   ===========  ============
 Weighted Average Number
  of Common Shares Used in
  Per Share Calculation                  17,522,981    11,141,692    16,835,391    11,236,703
                                       ============  ============  ============  ============
<FN
 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Nine Months
                                                      Ended September 30,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
  Cash Flows From Operating Activities
    Net Loss                                      $ (5,999,627)  $(11,801,023)
    Adjustments to reconcile net loss
     to net cash used by operating activities:
       Amortization of goodwill                        150,298      1,204,485
       Impairment of goodwill                               -       4,722,425
       Depreciation and amortization                   748,258        516,966
       Amortization of debt discount                   325,448        144,628
       Purchased research and development                   -         300,000
       Amortization of unearned compensation            57,936             -
       Compensation from stock options granted          27,829        322,140
       Interest paid with stock and warrants         1,151,034        331,827
       Stock issued for services and for
        acquisition of contract                        231,616         75,000
       Gain on sale of business assets                      -        (319,528)
    Changes in operating assets and liabilities:
       Accounts receivable                            (376,560)      (286,011)
       Inventory                                       (47,637)       (73,886)
       Other assets                                        322        614,028
       Accounts payable                               (347,208)       411,465
       Accrued liabilities                            (353,975)       123,354
                                                  ------------   ------------
    Net Cash and Cash Equivalents Used By
     Operating Activities                           (4,432,266)    (3,714,130)
                                                  ------------   ------------
 Cash Flows From Investing Activities
    Payments for the purchase of property
     and equipment                                     (94,042)      (187,101)
    Proceeds from sale of business assets
     and property                                           -         372,499
   Proceeds from receivable from shareholder                -          10,000
   Loan to affiliate                                        -         (43,591)
                                                  ------------   ------------
    Net Cash and Cash Equivalents Provided
     by (Used by) Investing Activities                 (94,042)       151,807
                                                  ------------   ------------
                                                                  (CONTINUED)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WORLD WIRELESS COMMUNICATIONS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)

                                                    For the Nine Months
                                                     Ended September 30,
                                                 ---------------------------
                                                      1999           1998
                                                 ------------   ------------
 Cash Flows From Financing Activities
    Proceeds from issuance of common stock       $  3,060,083   $  1,051,323
    Proceeds from issuance of preferred stock         570,000             -
    Proceeds from exercise of warrants                 23,377             -
    Proceeds from borrowings, net of discounts      2,280,000      2,900,000
    Principal payments on notes payable            (1,459,857)      (391,073)
    Principal payments on obligation
     under capital lease                             (108,933)       (87,657)
                                                 ------------   ------------
 Net Cash and Cash Equivalents Provided By
    Financing Activities                            4,364,670      3,472,599
                                                 ------------   ------------
 Net Decrease In Cash and Cash Equivalents           (161,638)       (89,724)

 Cash and Cash Equivalents - Beginning of Period      614,897        218,234
                                                 ------------   ------------
 Cash and Cash Equivalents - End of Period       $    453,259   $    128,510
                                                 ============   ============

 Supplemental Cash Flow Information -

 Cash paid for interest was $60,607 and $239,067 for the nine months ended September 30, 1999 and 1998, respectively.

 Non Cash Investing and Financing Activities -

 During the third quarter of 1999 subscriptions for the issuance of 750,000 common shares at $1.00 per share were received. During October and November, 1999 cash in the amount of $250,000 and $500,000, respectively, were received by the Company in satisfaction of the receivable from the shareholder.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1998 annual report on Form 10-K/A. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 -- COMMON STOCK

During the first quarter of 1999, the Company issued 2,040,000 common shares for cash in the amount of $2,040,000 received in a private placement offering. In connection with the offering, the Company granted options to purchase 200,000 common shares at $1.75 per share within 5 years, and issued 8,000 shares of common stock as finder's fees. The Company also paid $163,200 as finder's fees.

During the first quarter of 1999, note holders converted two unsecured promissory notes totaling $800,000, together with accrued interest, into 893,698 common shares at $1.00 per share under the terms of a conversion privilege granted to the note holders in December 1998.

During the second quarter of 1999, the Company issued 510,000 common shares for cash in the amount of $510,000 received in a private placement offering. In connection with this offering, the Company paid $30,000 as a finders fee.

During the first and second quarter of 1999, the Company issued
120,841 restricted common shares for services valued at $231,499, or $1.92 per share.

During the third quarter of 1999, the Company issued 850,000 common shares for cash received in the amount of $850,000 in a private placement offering. The Company paid $146,000 in cash and issued 26,000 shares of common stock as finder's fees in connection with this offering. The Company also issued 92,500 common shares upon exercise of warrants for cash in the amount of $23,125 or $0.25 per share, and the Company issued 250,000 common shares to holders of bridge loan notes in satisfaction of the Company's default on the notes.

During September, 1999 the Company received a subscription agreement to issue 750,000 shares of common stock for $1.00 per share in a private placement offering. The Company will pay finders' fees of approximately $60,000 in connection with this offering. Since the proceeds for this offering were received by the Company subsequent to the current quarter the related common shares were considered issuable and therefore included in equity and as a receivable from shareholder as of September 30, 1999.

NOTE 3 -- MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On May 14, 1999 the Company authorized 950 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase up to 4,750,000 common shares at $0.25 per share, and issued 650 and 170 shares of preferred stock on July 1, 1999 and August 27, 1999, respectively. The preferred shares must be redeemed within one year at their par value plus accrued dividends. The preferred stock cash dividend requirement is $82,000 annually. The preferred stock was issued for $820,000 consisting of $570,000 cash and the deemed payment of $250,000 of principal of the 1998 bridge loan notes. The issuance of the preferred stock with warrants was accounted for as the granting of a favorable conversion feature to the preferred stock holders. The value assigned to the warrants was based on their intrinsic value but limited to the cash proceeds and the amount of the deemed principal payments on the 1998 bridge loan notes. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $820,000 was recognized as preferred dividends on the dates the warrants were issued.

NOTE 4 -- NOTES PAYABLE

On May 14, 1999 the Company issued $2,600,000 of senior secured 16% notes payable which mature in one year. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 of principal of the 1998 bridge loan notes. On August 27, 1999, the Company issued an additional $480,000 of senior secured 16% notes payable for cash in the amount of $480,000. The notes payable are secured by substantially all the Company's assets. Interest on the notes is payable quarterly. A mandatory pre-payment of principal equal to 25% of the gross proceeds from any issuance of the Company's securities is due upon the closing of the issuance. The notes will be in default if the reported loss before interest, depreciation, amortization and taxes exceeds $1,000,000 for the quarter ended June 30, 1999, or if income as computed above is less than $250,000 or $1,000,000 for the quarters ended September 30, 1999 and December 31, 1999 respectively. The notes will also be in default if the Company fails to make a mandatory pre-payment of principal from the issuance of the Company's securities. If the notes are determined to be in default for a quarter the Company could be required to issue five-year warrants to purchase 300,000 shares of common stock at $0.25 per share as compensation for the default with respect to such quarter. For the quarter ended September 30, 1999, the Company accrued $397,647 of interest expense for the potential default. The interest accrual was valued based upon the intrinsic value of the warrants had they been issued on September 30, 1999.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS -- The Company leased computer-aided design software which did not perform as specified; the software, which cost $550,887, was returned to the seller. The Company requested a cancellation of the $735,207 debt including a technical support agreement in the amount of $184,320. The software vendor, Mentor Graphics, Inc., commenced a lawsuit against the Company seeking damages of approximately $485,000 plus interest, legal fees and expenses arising out of the Company's alleged breach of contract for the purchase of software and related items. The Company settled this claim for $100,000 during the quarter ended June 30, 1999.

An investment banking firm commenced a lawsuit against the Company seeking to recover damages of $231,129, plus legal fees and expenses. In this case, the Company asserted a counterclaim seeking damages of approximately $250,000. The Company settled this lawsuit for $145,000, which has been paid.

UNASSERTED CLAIM -- The Company received a verbal request in 1998 from Mr. and Mrs. Richard Austin to rescind the Company's acquisition of Austin Antenna, Ltd., formerly known as TWC, Ltd., a Delaware corporation, by a stock purchase which closed in 1997. In addition, Mr. Austin requested that the Company bear the cost of (i) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages of approximately $50,000 for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and (ii) the unpaid finder's fee that is the subject of the litigation. The Company, in turn, has put Mr. and Mrs. Austin on notice of the Company's claims that the Austins have failed to honor their agreements with Austin Antenna and the Company by failing to make available engineering drawings and other related data, proprietary to Austin Antenna and the Company by virtue of the acquisition agreement, that would enable the Company to consolidate antenna manufacture in its Salt Lake City facility. The Company is currently in negotiation with Mr. and Mrs. Austin and is working on a belief that the claims between the parties may be resolved amicably. However, there is no current assurance as to the ultimate outcome of those efforts.

DEFAULT ON 1999 NOTES -- In August, 1999, the Company obtained separate waivers of the potential defaults for the quarter ended June 30, 1999 from the holders of the 1999 Notes. In addition, the Company obtained a deferral of any payment of principal on the 1999 Notes until December 31, 1999 regardless of any financing raised by the Company prior to such date through the sale of its securities, and made certain other changes in the loan agreements. As a condition thereto, the Company (a) granted the holders of the 1999 Notes additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, (b) issued the holders of the 1999 Notes 200,000 shares of the Company's common stock, which shares would be subject to applicable securities law restrictions, and (c) in the case of the potential default in the payment of interest for certain of the holders of the 1999 notes, issued 50,000 shares of its Common Stock, subject to applicable securities laws restrictions.

The Company would have been in default under a Pledge/Security Agreement associated with the 1999 Notes on the date of the filing of its Form 10-Q for the quarter ended September 30, 1999 because the Company had an operating loss in excess of that projected for such quarter, which failure would have constituted an event of default under the Loan Agreement between the Company and the holders of the 1999 Notes. Upon the occurrence of such an event of default, the holders of the 1999 Notes have as their exclusive remedy the right to additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years. Upon the occurrence of any other event of default, the holders of the 1999 Notes have the right, among other things, to accelerate the due date of the 1999 Notes to the date of the default and to sell the assets of the Company securing the debt as a means of repaying the debt. In the event that the holders of the 1999 Notes sell the Company's assets securing the 1999 Notes following a future default, a remedy available to them in most cases of default, such sale would materially and adversely affect the Company's business and financial condition.

NOTE 6 -- SUBSEQUENT EVENTS

On October 15 and November 15, 1999 the Company received $250,000 and $500,000, respectively, in satisfaction of a receivable from shareholder in the amount of $750,000.

During October 1999 the Company issued 130 shares of senior liquidating mandatorily redeemable 10% preferred stock together with five-year detachable warrants to purchase 750,000 common shares at $0.25 per share. The preferred shares must be redeemed within one year at their par value plus accrued but unpaid dividends. The preferred stock cash dividend requirement for these shares is $13,000. The shares were issued for cash proceeds of $130,000. The issuance of the preferred stock with warrants will be accounted for as the granting of a favorable conversion feature to the preferred stock holders. The value assigned to the warrants will be based upon their intrinsic value but limited to the cash proceeds. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $130,000 will be recognized as preferred dividends on the dates the warrants were issued.

During October 1999, the Company issued $400,000 of senior secured 16% notes payable which mature in one year. The notes were issued for $400,000 in cash. Finders' fees paid in the amount of $44,000 will be recognized as interest expense during the fourth quarter.

During October 1999 the Company issued 60,577 shares of common stock upon exercise of stock options for services valued at $15,144.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THREE MONTHS ENDED
SEPTEMBER 30, 1998

 Sales in the three-month period ended September 30, 1999 were $1,044,511 compared to $1,184,759 during the three-month period ended September 30, 1998. During the third quarter of 1999 the Company derived its revenue as follows: engineering services, $17,271; royalties $263,041; branded products, $78,036; and contract and cable manufacturing, $686,163. The Company's principal source of revenue for the three-months ended September 30, 1998 was a design and development contract with Williams Telemetry, a Williams company, in the amount of $600,663 and design and development project for Kyushu Matsushita Electric Co., ("KME"), in the amount of $210,975. Other significant revenues include contract manufacturing of $161,036 and sales of the
 Company's own branded goods of $112,085.   Gross profit in the
 three-month period ended September 30, 1999 was $153,078 compared to $585 during the comparable period during 1998, which represents 15% and .04% of sales respectively.

 The Company reduced its research and development costs by $221,185 from $544,105 in the third quarter in 1998 to $322,920 in the third quarter in 1999. Such saving was achieved primarily by the Company's reducing the number of employees and related expenses.

 General and administrative expenses increased $174,696 from $973,414 in the third quarter of 1998 to $1,148,110 in the third quarter of 1999. The increase is primarily due to professional services and travel in relation to the promotion and equity funding of the Company.

 The amortization of goodwill decreased $351,393 from $401,495 for the three-months ending September 30, 1998 to $50,102 for the three-months ending September 30, 1999. The decrease was due to the impairment of goodwill the Company recognized in the third quarter of 1998.

 Interest income is due to the Company's investing idle cash in overnight interest bearing accounts. Interest expense increased $75,958 from $670,683 for the three-months ending September 30, 1999 to $746,641 for the three-months ending September 30, 1998, primarily due to the recognition of the beneficial conversion feature of the warrants and common stock issued in connection with the obtaining of the waivers on the notes payable.

 The Company issued 170 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 850,000 common shares at $0.25. The issuance of the preferred stock with warrants has been accounted for as the granting of a favorable conversion feature to the preferred stockholders. The value assigned to the warrants was based on their intrinsic value but limited to the cash proceeds and the amount of the notes converted. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $170,000 was recognized on the date granted as a preferred dividend.

 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED
 SEPTEMBER 30, 1998

 Sales in the nine-month period ending September 30, 1999 were $2,717,510 compared to $3,551,716 during the nine-month period ending September 30, 1998. During the first nine months of 1999 the Company derived its revenue as follows: engineering services, $857,534; royalties $263,041 branded products, $498,499; and contract and cable manufacturing, $1,098,436. The Company's principal source of revenue for the nine-months ended September 30, 1998 was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,366,736. Other significant revenues include contract manufacturing of $439,108 and sales of the Company's own branded goods of $331,710.

 Gross profit in the first nine-month period ending September 30, 1999 was $446,704 compared to $810,965 during the comparable period during 1998, which represents 17% and 22% of sales respectively.

 The Company reduced its research and development costs by $1,485,923 from $2,480,617 in the first nine months of 1998 to $994,694 in the first nine months in 1999, primarily by reducing the number of its employees and related expenses.

 General and administrative expenses increased $102,480 from $3,627,650 in the first nine months of 1998 to $3,730,130 in the first nine months of 1999. This increase was due primarily to professional services rendered in connection with refinancing of the notes payable.

 The amortization of goodwill decreased $1,054,185 from $1,204,485 for the first nine months ending September 30, 1998 to $150,300 for the first nine months ending September 30, 1999. The decrease was due to the $4,722,425 impairment of goodwill the Company recognized in the third quarter of 1998.

 Interest expense increased $682,388 from $896,339 for the first nine months ending September 30, 1999 to $1,578,727 for the first nine months ending September 30, 1998. This increase was due primarily to the beneficial conversion feature of the warrants and common stock issued in connection with the obtaining of the waivers on the notes payable.

 Interest income is due to the Company investing idle cash into overnight interest bearing accounts.

 During the nine month period ended September 30, 1999, the Company issued 820 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 4,100,000 common shares at $0.25. The issuance of the preferred stock with warrants has been accounted for as the granting of a favorable conversion feature to the preferred stockholders. The value assigned to the warrants was based on their intrinsic value but limited to the cash proceeds and the amount of the notes converted. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $820,000 was recognized on the date granted as a preferred dividend.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company's liquidity at September 30, 1999 consisting of cash and cash equivalents was $453,259, which represented an decrease of $161,638 over the Company's cash and cash equivalents of $614,897 as of December 31, 1998. The Company's current assets were $2,738,007 as of September 30, 1999, which represented an increase of $1,012,237 over the Company's current assets of $1,725,770 as of December 31, 1998. In addition, the Company's current liabilities were $4,377,548 as of September 30, 1999, a decrease of $676,080 from the Company's current liabilities of $5,053,628 as of December 31, 1998.

 The Company's cash and cash equivalents at September 30, 1999 of $453,259 represented a decrease of $222,657 from the Company's cash and cash equivalents of $675,916 as of June 30, 1999. The Company's current assets at September 30, 1999 of $2,738,007 represented an increase of $990,331 from the Company's current assets of $1,747,676 as of June 30, 1999. Also the Company's current liabilities at September 30, 1999 of $4,377,548 represented an increase of $114,463 from the Company's current liabilities of $4,263,085 as of June 30, 1999.

 In order to pay off the Company's Senior Secured Notes which had a maturity date of May 15, 1998 (the "1998 Notes"), the Company raised financing in May 1999. Such financing involved the sale of separate units consisting of $2,600,000 principal amount of the Company's Senior Secured Notes, bearing interest at 16% per annum, payable quarterly and maturing on May 14, 1999 (the "1999 Notes"). The 1999 Notes are secured by a first security interest in substantially all of the Company's assets, including its machinery, equipment, automobiles, fixtures, furniture, accounts receivable and general intangibles, including any stock in any subsidiary.

 Also, as of September 30, 1999 the Company had sold separate units consisting of 820 shares of the Company's 10% Senior Preferred Stock(1) and detachable warrants to purchase 4,100,000 shares of the Company's Common Stock at an exercise price of $0.25 per share, exercisable in whole or in part by the holder at any time on or before May 14, 2004 in the case of 3,250,000 shares and August 27, 2004 in the case of 850,000 shares. Such sales by the Company occurred in a private placement transaction exempt from registration made by the Securities Act of 1933, as amended. (2)
 ____________________
      1*Each share of the Company's Senior Preferred Stock has the following characteristics:

 (a)has a 10% cumulative dividend;
 (b)constitutes the senior series of any preferred stock the Company may issue;
 (c)is non-voting;
 (d)is convertible into shares of the Company's Common Stock at the conversion rate of 10,000 shares of Common Stock for each share of Senior Preferred Stock (or $0.10 per share), if all the shares the Company's Senior Preferred Stock are not redeemed by May 14, 2000 (or up to a total of 8,200,000 shares of the Company's Common Stock based on the 820 shares of the Company's Senior Preferred Stock which were issued and outstanding as of September 30, 1999);
 (e)is mandatorily redeemable upon the earlier to occur of (i) May
    14, 2000 or (ii) the Company's raising of gross proceeds of $5,500,000 from the closing of one or more private placement transactions or secondary offerings of its securities; and
 (f)has a first priority in liquidation of $1,000 per share, plus the amount of unpaid cumulative dividends, payable from the Company's assets after its payment (or its making of adequate provision for the payment) of all claims of its creditors.

      2** In May and August, 1999, Lancer Offshore Inc. and the Orbiter Fund, who are affiliates of the Company's largest shareholder group (consisting of such entities, Michael Lauer, Lancer Partners LLC and Lancer Partners L.P.) purchased $1,800,000 principal amount of the 1999 Notes and also acquired at such time separate units consisting of 450 shares of the Company's Senior Preferred Stock and warrants to purchase 2,250,000 shares of the Company's Common Stock, for an aggregate investment of $2,250,000.

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

 In August, 1999, the Company obtained separate waivers of the potential defaults for the quarter ended June 30, 1999 from the holders of the 1999 Notes. In addition, the Company obtained a deferral of any payment of principal on the 1999 Notes until December 31, 1999 regardless of any financing raised by the Company prior to such date through the sale of its securities, and made certain other changes in the loan agreements. As a condition thereto, the Company (a) granted the holders of the 1999 Notes additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, (b) issued the holders of the 1999 Notes 200,000 shares of the Company's common stock, which shares would be subject to applicable securities law restrictions, and (c) in the case of the potential default in the payment of interest for certain of the holders of the 1999 notes, issued 50,000 shares of its Common Stock, subject to applicable securities laws restrictions.

 The Company would have been in default under a Pledge/Security Agreement associated with the 1999 Notes on the date of filing of its Form 10-Q for the quarter ended September 30, 1999 because the Company had an operating loss in excess of that projected for such quarter, which failure would have constituted an event of default under the Loan Agreement between the Company and the holders of the 1999 Notes. Upon the occurrence of such an event of default, the holders of the 1999 Notes have as their exclusive remedy the right to additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years. However, there can be no assurance that the Company will not commit a default under the 1999 Notes in the future. In the event that the holders of the 1999 Notes sell the Company's assets securing the 1999 Notes following a future default, a remedy available to them in most cases of default, such sale would materially and adversely affect the Company's business and financial condition.

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

 The Company's existing X-traWeb products currently offered for sale are described below:

 (a) X-Node is a small (approximately 1" x 1") embedded controller suitable for mounting in existing equipment for the purpose of remotely monitoring and controlling the equipment over the Internet. For example, a small, embedded computer, called a micro-controller, controls many beverage vending machines. This embedded controller has a serial port built-in to allow a hand-held computer to configure the machine and obtain transaction information. This information can now be collected, remotely, by fitting an X-Node to this serial port. Two versions of the X-Node have been developed and are fully operational; one has a serial interface and the other a digital interface.
 (b) X-Gate is a small, rugged Internet gateway device that replaces the more common gateway: the personal computer. The X-Gate is fully operational at present.
 (c) X-traWeb((TM)) Internet Access Servers dedicated to remote monitoring and control applications are available.

 The Company formed X-traWeb, Inc. its wholly-owned Delaware subsidiary, on May 12, 1999 to conduct the Company's
 X-traWeb((TM)) business.

 Applications for X-traWeb((TM)) in addition to automatic meter reading (AMR), include remote monitoring and control of wireless supervisory control and data acquisition (SCADA) implementations in the oil and gas pipeline; environmental control; water and wastewater management; and heating, ventilation and air conditioning (HVAC) industries. Other applications include data access and monitoring for vending machines, medical devices, and security systems.

 During the period from January 1, 1999 through September 30, 1999, the Company received no revenues from, and had no sales of any of,
 its X-traWeb products.   As of September 30, 1999, the Company had
 submitted proposals to an Italian telephone manufacturer, an Italian electrical utility, a California utility and others. In addition, the Company received a purchase order for the initial installation of an X-traWeb((TM)) network for a vending machine owner and operator in Pennsylvania and for a test site at a national fast food chain site in Columbus, Ohio. While the Company believes that its pending proposals will be accepted in whole or in part from these sources and others, and that it will derive substantial revenues therefrom in 1999 and thereafter, there cannot be any assurance that any such sales will be made or the amount thereof, although management anticipates that X-traWeb((TM)) product sales will constitute the bulk of its revenues over the next 12-month period and thereafter.

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

 The Company had also developed for The Williams Companies, Inc. devices called Telemetry Interfaces Modular, or TIM (TM)s, which operate at the point of data origin and transmit data to a data collection and forwarding point called a WinGate (TM) unit and the WinGate (TM) unit, in turn, forwards that data to an operating
 center via a wide area network.   These supervisory control and
 data acquisition (SCADA) units use some of the Company's radio
 products.   However, market penetration in the automatic meter
 reading (AMR) field has not occurred as anticipated, and, as a result, the Company's contract with Williams has generated a substantially lower level of revenues from that originally anticipated therefrom. The Company does not anticipate at present receiving any future commitments from Williams.

 CONTRACT MANUFACTURE AND ASSEMBLY; ANTENNAS

 The Company is actively engaged in performing assembly and manufacturing services for other manufacturers and vendors of medical, communications, computer graphics and consumer electronic products at its Salt Lake City manufacturing facility. The Company expects its level of manufacturing and assembly activities to increase during the second half of 1999. However, there can be no assurance as to the amounts to be derived therefrom or the timing thereof.

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

 ENGINEERING SERVICES

 While the Company does continue to provide design and development services for various third parties, it has reduced its current level of activity in this area.

 The Company completed development under a contract with Kyushu Matsushita Electric Co., Ltd. (KME, which is also known as Panasonic) that calls for royalty payments upon shipment of certain KME products. Shipments of KME products containing the Company's technology began during the third quarter of 1998. Management believes royalty payments from the contract were earned during the fourth quarter of 1998, and first half of 1999, but were subject to recoupment by KME up to the first $600,000 of royalties. The Company received royalty payments during the fourth quarter of 1999 on account of total shipments through September 30, 1999. The Company cannot predict the amount of the royalties to be received from the future sale of such KME products.

 SUMMARY

 Management believes that the potential growth of the Company's X-traWeb((TM)) business segment, proprietary radio products and manufacturing activities require additional financing to sustain the Company's proposed operations in these areas. It is anticipated that additional executive and marketing personnel will be required for the X-traWeb((TM)) business in advance of the receipt of any substantial revenues from such source. There can be no assurance that the Company will be able to locate and hire qualified personnel for such functions; moreover, such a task is time-consuming. Similarly, the Company's inventory needs are expected to increase if, as and when orders are received for these new products. Thus, the Company is currently engaged in seeking to raise additional financing (whether through debt, equity or a combination thereof). The Company has private placement transactions being undertaken in implementation of its fund-raising program. While the Company believes that such additional financing can be obtained, there can be no assurance that such financing will be achieved, or, if made available, on terms acceptable to the Company.

 In summary, while management is optimistic about the Company's future, it is fully aware that anticipated revenue increases from sales of X-traWeb((TM)) products, proprietary radios and manufactures activities, design and development contracts and royalty income are by no means assured, and that if such increases do materialize, the requirements for capital are substantial, for which there is no present commitment.

 STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

 This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the ability of the Company to obtain financing for its current and future operations, to manufacture (or arrange for the manufacturing of) its products, to market and sell its products, and the ability of the Company to establish and maintain its sales of X-traWeb((TM)) products. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

 PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

 PaineWebber Incorporated commenced a lawsuit against the Company in the United States District Court for the Southern District of New York in which the plaintiff seeks to recover damages of approximately $231,000, plus legal fees and expenses of its counsel in such action. In this case, the Company asserted a counterclaim seeking damages of approximately $250,000. Plaintiff filed a motion for summary judgment in the case in May, 1999 and the Company filed a reply thereto in June, 1999. The Company settled this lawsuit for $145,000, which has been paid.

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

 ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

 (c) Sales of Unregistered Securities

    1. In July, 1999 the Company issued for cash 405,000 shares of its Common Stock to Riedel Investments at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that Reidel Investments are an accredited investor.

    2. In July, 1999 the Company issued for cash 195,000 shares of its Common Stock to Rush & Co. at a price of $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Rush & Co. are an accredited investor.

    3. In July, 1999 the Company issued for services 26,000 shares of its Common Stock to James T. Kelly for services rendered valued at $26,000 or $1.00 per share. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that James Kelly is an accredited investor

    4. In August, 1999, the Company issued 200,000 shares of its Common Stock at $1.00 per share and Warrants to purchase 300,000 shares of its Common Stock at an exercise price of $0.25 per share, expiring on May 14, 2004, to the nine holders of the Company's 16% Senior Secured Notes issued on May 14, 1999 (the "1999 Notes") listed below in consideration of such persons' collective waiver of the Company's potential default under the 1999 Notes. The shares of Common Stock and Warrants were issued to the nine persons listed and in the amounts set forth below:



                                                      Number of Shares of
                                                          Common Stock
      Name of Purchaser     Shares of Common Stock    Subject To Warrants
    ----------------------  ----------------------    -------------------
    Lancer Offshore Inc.                 61,538              161,540
    The Orbiter Fund Ltd.                46,154
                                                                 -0-
    The McCloskey Trust                  33,846               50,769
    DPM Investment Corp.                  3,077
                                                               4,615
    Frying Pan Partner, LLC               3,077
                                                               4,615
    CJL Investments, LLC                  6,153
                                                               9,230
    Sterling Technology Partners LLC     15,385               23,077
    James T. Kelly                       15,385               23,077
    K.R. Braithwaite                     15,385               23,077

       The shares of Common Stock and the Warrants were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of the holders of the 1999 Notes is an accredited investor.

    5. In August, 1999, the Company issued 50,000 shares of its Common Stock to the five holders of the 1999 Notes listed below in consideration of such persons' collective waiver of the Company's potential default in
            the payment of interest due under the 1999 Notes.   The
            shares of Common Stock were issued to the five persons listed and in the amounts set forth below:

                                                 No. of Shares of
        Name of Purchaser                          Common Stock
       ---------------------                    ------------------
       Lancer Offshore, Inc.                         20,000
       The Orbiter Fund Ltd.                         15,000
       Sterling Technology Partners LLC               5,000
       James T. Kelly                                 5,000
       K. R. Braithwaite                              5,000

       The shares of Common Stock were issued in reliance upon
       Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of the above holders of the 1999 Notes is an accredited investor.

    6.      In August, 1999 K.R. Braithwaite exercised her warrants
            to purchase  for cash 92,500 shares of its Common Stock
             at a price of $.25 per share. The shares were issued
            in reliance upon Section 4(2) of the Act and Rule 506
            of Regulation D promulgated thereunder. The Company believes that K.R. Braithwaite is an accredited investor

    7. In September, 1999 the Company sold 250,000 shares of its Common Stock to RUSP Holding S.A., at a price of $1.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act Rule 506 of Regulation D promulgated thereunder. The Company believes that Rusp Holding S.A., is an accredited investor.

    8. In August, 1999, the Company sold $400,000 and $80,000 principal amount of its 16% Senior Secured Notes maturing on May 14, 2000 to Lancer Offshore Inc. and Sterling Technology Partners LLC, respectively, for $480,000 in cash. The Notes were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of Lancer Offshore Inc. and Sterling Technology Partners LLC is an accredited investor.

    9. In August 1999, the Company sold 100 and 20 shares of its Senior Preferred Stock to Lancer Offshore Inc. and Sterling Technology Partners, LLC, respectively and detachable warrants to purchase 500,000 shares and 100,000 shares of its Common Stock at an exercise price of $0.25 per share expiring on August 27, 2004 to Lancer Offshore Inc. and Sterling Technology Partners, LLC, respectively, for $100,000 and $20,000 in cash, respectively. The shares of Senior Preferred Stock and Warrants were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of Lancer Offshore Inc. and Sterling Technology Partners LLC is an accredited investor.

    10. In August, 1999, the Company sold 50 shares of its Senior Preferred Stock and detachable warrants to purchase 250,000 shares of its Common Stock at an exercise price of $0.25 per share expiring on August 27, 2004 to Capital Research Ltd. for $50,000 in cash. The shares of Senior Preferred Stock and Warrants were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Capital Research Ltd. is an accredited investor.

    11. In September, 1999, the Company issued Warrants to James T. Kelly and Sterling Technology Partners LLC to purchase 75,000 shares and 75,000 shares of its Common Stock at an exercise price of $1.00 per share, in consideration of services rendered by the Company in connection with the Company's raising of equity in the fourth quarter of 1998 and the first quarter of 1999. The Warrants were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of James T. Kelly and Sterling Technology Partners LLC is an accredited investor.

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    A description of certain of the potential defaults committed by the Company under the Pledge/Security Agreement dated as of May 15, 1999 is set forth in Part I Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, of this Form 10-Q and is hereby incorporated by reference.

 ITEM 5.   OTHER INFORMATION

    1. On July 22, 1999, the Company appointed Donald Wallace, the President of its wholly-owned subsidiary, X-traWeb, Inc., as a Director of the Corporation.

    2. On July 27, 1999, the Company appointed Charles Taylor as a Director of the Corporation. Mr. Taylor currently is employed by Amerindo Investment Advisors, a management firm that specializes in making investments in the technology sector.

    3. In September, 1999, the Company appointed Malcolm Thomas as a Director of the Corporation. From 1991 to the present, Mr. Thomas has served as the Director of Operations and Marketing for Fluor Daniel, Inc., a New York Stock Exchange firm engaged in construction engineering and related services. Mr. Thomas is responsible for directing all operations of Fluor's facility management operating company's Western United States Regional Office.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    1.      (a)   The following documents are filed as part of this
                  report.  Financial Statements of the Company
                  (unaudited), including Condensed Consolidated
                  Balance sheet, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flows and Notes to Financial Statements as of and for the period ended September 30, 1999.

             (b)  The Exhibits which are listed on the Exhibit
                  Index being filed are attached hereto.

    2. No reports of Form 8-K were filed by the Registrant during the quarter period covered by this report.

                                EXHIBIT INDEX

    No.    Description

    3.1 Articles of Incorporation of the Company and all amendment thereto *
    3.2    Bylaws of the Company*
    4.1    Form of Common Stock Certificate*
    4.2 Form of Subscription Agreement used in private financing providing for registration rights*
    5.     Opinion of Connolly Epstein Chicco Foxman Engelmyer &
           Ewing regarding the legality of securities being registered*
    10.1   1997 Stock Option Plan*
    10.2   DRCC Omnibus Stock Option Plan*
    10.3 Development and License Agreement dated April 4, 1997, between DRCC and Kyushu Matsushita Electric Co., Ltd.*
    10.4   Amended and restated Technical Development and Marketing
           Alliance Agreement dated September 15, 1997, between the
           Company and Williams Telemetry Services, Inc.*
    10.5 Lease Agreement dated May 17, 1995, between DRCC and Pracvest Partnership relating to the Company's American Fork City offices and facility*
    10.6 Lease Agreement dated February 12, 1996, between the Company and Green/Praver, et al., relating to the Company's Salt Lake City offices*
    10.7 Shareholders Agreement dated May 21, 1997 between the Company, DRCC, Philip A. Bunker and William E. Chipman, Sr. *
    10.8 Asset Purchase Agreement dated October 31, 1997, between the Company and Austin Antenna, Ltd.*
    10.9 Stock Exchange Agreement dated October 31, 1997, between the Company, TWC, Ltd. and the shareholders of TWC, Ltd.*
    10.10  Settlement Agreement, Mutual Waiver and Release of All
           Claims dated November 11, 1997 between Digital Radio
           Communications Corp. and Digital Scientific, Inc.*
    10.11  Agreement (undated) between the Company, Xarc
           Corporation and Donald J. Wallace relating to the Company's acquisition of Xarc Corporation*
    10.12 Promissory Note dated December 4, 1997, by the Company, payable to William E. Chipman, Sr. in the principal amount of $125,000*
    10.13  Promissory Note dated November 13, 1997, by the Company, payable to
           T. Kent Rainey in the principal amount of $200,000*
    10.14  Investment Banking Services Agreement dated November 19,
           1997, between The Company and PaineWebber Incorporated*
    10.15 $400,000 Promissory Note dated December 24, 1997, payable to Electronic Assembly Corporation*
    10.16 $400,000 Promissory Note dated January 8, 1998, payable to Tiverton Holdings Ltd.*
    10.17 Loan Agreement by and among the Registrant and the Bridge Noteholders dated as of May 15, 1998*
    10.18 Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated August 7, 1998*

    10.19 Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated September 11, 1998*
    10.20 Loan Agreement by and among the Registrant and the Bridge Noteholders dated as of May 15, 1998 (Previously filed), together with the Notes, Pledge/Security Agreement, Pledgee/Representative Agreement, Subordination, and Registration Rights Agreement*
    10.21 Separation and Mutual Release Agreement between the Registrant and William E. Chipman, Sr. dated as of May 26, 1998*+
    10.22 Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrants Confidential Private Placement Memorandum dated September 9, 1998, as amended*
    10.23  Employment Agreement between the Registrant and James
           O'Callaghan dated May 20, 1998*+
    10.24  Lease agreement between the Registrant and NP#2 dated as of July 29, 1998 relating to the premises at 2441 South
           3850 West, West Valley City, Utah 84120*
    10.25 Agreement between KME and the Registrant dated October 19, 1998 relating to the Registrant's providing of technical assistance and development relating to the Gigarange telephone*
    10.26 Agreement between KME and the Registrant dated as of March 1, 1998 relating to the Panasonic MicroCast System*
    10.27 General and Mutual Release Agreement between the Registrant and Phil Acton dated November 2, 1998*+
    10.28 Agreement and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated November 25, 1998*
    10.29  1998 Employee Incentive Stock Option Plan*+
    10.30  1998 Non-qualified Stock Option Plan*+
    10.31 Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*
    10.32 Loan Agreement by and among the Registrant and the Senior Secured Noteholders dated as of May 14, 1999, together with the Notes, Pledge/Security Agreement, Pledgee Representative Agreement, Subordination and Registration Rights Agreement*
    10.33  Two separate Agreements by and among the Registrant and the 1999 Bridge Noteholders dated August 19, 1999.**
    27     Financial Data Schedules**
    _____________________
    **     Filed herewith
    *      Filed previously
    +      Management contract or compensatory plan or arrangement
    filed previously

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Date: November 19, 1999      World Wireless Communications, Inc.


                                  By:   \S\ David D. Singer
                                      ------------------------------
                                       David D. Singer
                                       President, Chief Executive Officer
                                       (principal financial officer)