Form 10-K
period 1999-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2000-03-31
CIK 1031744

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

       [ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
             For the fiscal year ended December 31, 1999

       [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

 For the transition period from ________________ to _________________

                  Commission file    333-38567

                 WORLD WIRELESS COMMUNICATIONS, INC.
                 -----------------------------------

                 (Name of registrant in its charter)

                      Nevada                              87-0549700
         -------------------------------               ----------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification No.)

    5670 Greenwood Plaza Blvd., Suite 340, Englewood, Colorado  80111
    ----------------------------------------------------------  -----
        (Address of principal executive offices)              (Zip Code)

             Registrant's telephone number          (303) 221-1944

Securities registered under Section 12(g) of the Exchange Act:

                                 None
              __________________________________________
                          (Title of Class)

     Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
                         Yes [ X ]   No [   ]

     Check if there is no disclosure of delinquent filers
in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.
                      [   ]     Not applicable.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 28, 2000 was $104,323,309.

     As of March 28, 2000 there were 29,817,705 shares of the registrant's common stock issued and outstanding.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS

Overview
--------

World Wireless Communications, Inc. (the "Company",
"we" or "us") is a leading developer of wireless telemetry and communications systems and components of spread spectrum digital radios. By leveraging our extensive experience in developing low-cost, reliable communications systems we have developed the latest generation in web-enabling technology - X-traWeb (TM) .

Our X-traWeb solutions and services allow data from a remote wireless radio frequency system to be accessed via a secure, encrypted Internet connection using a standard web browser located anywhere. Our technology has applications across a broad range of industries, for which it can substantially improve the efficiency and cost of access and manipulation of important data from widely dispersed equipment.

By integrating system options that use several of our proprietary wireless technologies, we have capitalized on approximately two years of development resources to substantially abbreviate our total time-to-market. Through this period, our management has been engaged principally in developing product positioning strategies, strategic planning and final development and testing of our integrated "total technology solution."

Current Status
--------------

We have completed development and testing of the core components of our web-enabled supervisory control and data acquisition ("SCADA") solution, and are currently launching the first phase of our near-term plan - introduction of our technology solution to selected customers in major target markets to establish beta installation testing for a variety of commercial and industrial applications and the commencement of product sales.

Industry
--------

Commercialization of the Internet began in the mid-1980s, with e-mail providing the primary means of communication. However, it was the Internet's World Wide Web, which provided a means to link text and pictures, which led to the blossoming of e-commerce and sparked the explosive growth of the Internet in the 1990s. Today, millions of people around the world send and receive information, and purchase products and services through the Internet. The potential of such a large and still-growing market has led many business analysts to consider e-commerce as the supreme opportunity of the times.

According to Forrester Research, a leading market research firm, Internet-related products and services are estimated to generate $354.2 billion in revenue in 2001, of which business-to-business applications will account for $186 billion; infrastructure (hardware, software and development services) will account for $58.9 billion; Internet Service Provider ("ISP") fees and hosting services will garner $48 billion; and content, retail and financial services will reap the remaining $61.3 billion.


          The enormous growth of the Internet is being driven by:

     . The increasing familiarity, acceptance, and use of the Internet by governments, businesses, and consumers;

     .    The large and growing number of personal computers
          ("PCS") installed in homes and offices;

     .    The decreasing cost of PCS and related peripherals;

     .    The growth and development of web-enabling technologies;

     .    The proliferation of Internet content;

     .    Easier, faster, and less expensive access to the Internet; and

     .    Significant improvements in network infrastructure and bandwidth.


Corporate investment in web-enabling technology is widely expected to continue to grow both in the U.S. and abroad for the foreseeable future. A recent report from International Data Corp. states that domestic spending on web-enabling technologies is expected to reach $174 billion, representing 57 percent of the global total, which is expected to amount to $305 billion for 1999. According to the study, by 2003, companies will spend $1.5 trillion worldwide.

       The X-traWeb "Total Technology Solution"

               We are a leading developer of wireless
       telemetry and communications systems, technology and products. We also develop components for spread spectrum digital radios in the 900 MHZ and 2.4 GHz bands, as well as SCADA and automatic meter reading ("AMR") systems. We have extensive experience in developing low-cost, reliable communications systems. Through key alliances with companies such as Panasonic, Motorola Inc. (and previously with Williams Wireless, Inc. dba Williams Telemetry Services), we have created unique solutions to implement communications and telemetry services in applications that were previously cost-prohibitive. By leveraging this experience, we have developed the latest generation in web-enabling technology - X-traWeb(TM) .

               Our X-traWeb solutions and services enable commercial and industrial customers to monitor and control remote equipment, via the Internet, using a standard web browser. Our technology has applications across a broad range of industries, for which it can substantially improve the efficiency and cost of access and manipulation of important data from widely dispersed equipment.

               At the heart of X-traWeb's competitive
       strategy is this "total technology solution" concept. While there are several companies designing systems that integrate some of the elements of our technologies, to management's knowledge, we are alone in successfully combining all of the technologies into a functional package that not only collects and transmits data and provides control from remote locations, but also enables customers to use an ordinary browser to access the data-gathering and remote-control functions from anywhere in the world through the Internet.

               Constituting the "first mile" portion of our proprietary total technology solution is our rugged "X-Node(TM)". The X-Node is a miniature web server compacted into a one square inch embeddable board, or available as firmware requiring less than 2 KB of memory. This miniature web server collects information from a remote piece of equipment (e.g., vending machine, gas meter, and the like) and makes that information available via the Internet.

               A critical element in implementing our
       technology for large-scale installations is our X-traWeb proprietary "X-Gate(TM)". X-Gate is an Internet gateway that can collect information from a wired or wireless network of up to 255 X-Nodes (e.g., an array of vending machines), and transmit the information to an information repository via the Internet. The X-Gate offers distinct advantages over the more commonly used gateway - the PC - in that it requires no human intervention and incorporates advanced technologies to ensure performance and reliability.

               Completing the "last mile" portion of our total technology solution is our business-to-business web site. This database-driven site collects the operations and transactional data which has been transmitted from the customers' remote equipment, then stores it securely for delivery to authorized customer personnel in raw form, or processed and formatted into standard or customized reports.

       Competitive Advantages
       ----------------------

               Our technologies offer customers a number of advantages, including, without limitation,

               Open architecture solutions that do not use proprietary protocols, and components that are fully
       TCP/IP compatible;

       Use of a standard web browser and Internet tools (such as Java) to monitor and control remote equipment and functions from any Internet-accessible location;

       Wireless technology option that eliminates the need for additional (and generally costly) electrical, telephone, or other "hardwired" systems at remote locations;

       Highly durable components that can operate in a wide range of environmental conditions;

       Ease of installing, configuring, bringing online, and maintaining or replacing components;

       Firmware-based technology that allows customized configuration of equipment already possessing embedded microcontrollers; and

       Firmware-based technology that allows automatic updating of microcontroller functions from a remote location to reflect changes in customer needs and specifications.

       Competitive Adaptability
       ------------------------

          Our open architecture solutions do not use proprietary protocols. As a result, our X-traWeb components are fully TCP/IP compatible and meet current and emerging international Internet communications standards, providing important benefits when compared to closed, proprietary solutions.

          We are at the forefront in developing wireless telemetry and communications systems, technology and products. The result is that we are consistently positioned to provide the most up-to-date technical solutions to customers with remote monitoring and control needs.

          We are aware of the rapid changes anticipated to occur in wireless, SCADA, and web-enabling technologies, and intend to migrate our products and services to a web-based platform in response to them. As part of our migration, we expect to evolve into an industry-specialized, customer-only Internet Service Provider.

       Strategic Growth Plan
       ---------------------

               We plan to develop and sell our products and services in three separate, but at times overlapping phases.

       Phase One. During Phase One, we intend to debut our unique combination of wireless, SCADA, and web-enabling technologies through providing selected Fortune 1000 and other customers with a "total technology solution" package of products and services. During this phase, we will focus on selling the wide-ranging capabilities of our unique technological approach by working with our customers to design and configure the X-traWeb Networks that address their specific industrial and web-based service needs, while building a database of standardized technology configurations that can be used or easily adapted for a variety of applications. Throughout the process, we will seek to establish ourselves as a recognized "brand" for innovative, technologically advanced products and services.

       Phase Two. During Phase Two, we intend to leverage our brand recognition and the contents of our database to expand our market for products and services by offering mix-and-match packages for applications in a variety of industries. The X-Node and X-Gate components will be designed to simply plug in and be ready for use or, if necessary, they can be easily configured - even by customers. During this phase, we plan to develop new applications for our technologies, along with a selection of value-added web-based services, to strengthen our ties with our established customers and extend our reach into new markets.

       Phase Three. During Phase Three, we expect to evolve into an industry-specialized, customer-only Internet Service Provider. We envision such a step as a natural and necessary extension of our "total technology solution" in order to ensure uninterrupted 24-hour access to operations-critical remote equipment by our customers - something that traditional, consumer-oriented ISPs are not geared for, and to provide connectivity in those remote areas that are not served by traditional ISPs.

       Products and Services
       ---------------------

       Our product strategy is to utilize our existing technologies to develop innovative solutions that enable users of SCADA technologies to leverage the power of the Internet in order to greatly enhance the efficiency and cost of controlling and monitoring remotely located equipment.

       Our X-traWeb solutions allow standard web browsers, rather than customized host system software packages, to monitor and control equipment from anywhere in the world using industry-standard Internet tools and X-traWeb technology. The result is that, from any Internet-accessible location, customers in a variety of industries have real-time comprehensive, cost-efficient information available that helps them better manage their SCADA requirements.


       X-traWeb Products
       -----------------

       The X-Node(TM)

       Our web-enabling solutions rely on the use of our X-Node technology. The X-Node is a small (approximately 1 inch by 1 inch and less than 2 KB of memory), fully functional embedded microcontroller and wireless Internet gateway. In effect, the X-Node is the smallest Web server in the world. X-Nodes are extremely durable in most environmental conditions, have low manufacturing costs, and can be attached easily to a wide variety of existing equipment for the purposes of remotely monitoring and controlling the equipment over the Internet.

       Each X-Node has two serial ports and incorporates AVR
       Series microcontrollers from Atmel Corporation. These microcontrollers allow in-circuit programmability and near 1 MIPS instruction execution speed.

       The in-circuit programmability permits the installation of X-Node firmware to be done automatically during the manufacturing process. The firmware then allows automated customization of X-Nodes to meet specific customer application requirements as part of the manufacturing process, eliminating human error. The in-circuit programmability also allows us, from a remote location, to quickly, easily, and inexpensively update the functions of an X-Node to respond to changes in customer needs. X-Node capability is also available as a firmware license for use in equipment with an existing embedded controller installed.

       X-Nodes can be used singly by connecting one to a piece of equipment and adding a modem for Internet connection. In situations with multiple devices, where more than one X-Node is required, customers can use our X-Gate to link the X-Nodes into an X-traWeb Network and manage the network. Up to 255 X-Nodes may be networked on a wired or wireless basis to a single X-Gate.

       The X-Gate(TM)

       Our X-Gate is a small, rugged, proprietary Internet Gateway device that replaces the more common gateway: the PC. In general, the PC is not a suitable gateway for use in X-traWeb solutions because of its cost and the need for regular human intervention. The X-Gate has been developed using decades of experience in the remote control of critical facilities such as pipelines and offshore production facilities.

       Each X-Gate has a microcontroller and four serial ports, allowing it to communicate with up to 255
       X-Nodes on a single X-traWeb Network and collect and send their data through either dial-up or Local Area
       Network ("LAN") connections to the Internet. In the event of a power outage or brownout, the unit will automatically reboot and continue operation without human interference.

       While our current X-Gate model requires the addition of a modem or terminal server, the model we are developing and plan to market will have these incorporated into the X-Gate device, lowering overall costs and broadening the range of Internet services we can provide our customers.

       X-traWeb Internet Access Servers
       --------------------------------

       The X-traWeb Internet Access Servers, dedicated to remote monitoring and control applications, are available, thus bypassing normal ISP services whose focus is on the more typical Internet traffic. Our Internet Access Servers incorporate over 20 years of experience in providing monitoring and control systems for critical facilities such as pipelines. This item is not an ISP; it is an industrial strength Internet Access Server.

       X-Cam
       ------

       The X-Cam is the first true web camera. It is based on X-Node technology and captures video images directly and transmits them to a standard browser without use of a personal computer.

       Connectivity
       ------------

       The connection between the X-Nodes and X-Gate can be either wireless or wired. Equipment that is concentrated in a single location can be hardwired directly to the X-Gate. In situations where the equipment is impractical to hardwire or spread out over a wide area, X-Nodes can be linked together and to an X-Gate through our wireless technologies.

       Wireless - Spread Spectrum Technology
       -------------------------------------

       Spread spectrum radio technology has been around since the 1940s, limited mostly to military applications. Recently, an increased interest in spread spectrum modulation and its advantages have emerged, particularly concerning low-power, high-density personal communication devices. Because they are unlicensed, spread spectrum systems usually cost much less to install and troubleshoot than narrow band systems. In addition, spread spectrum modulation has the advantages of low probability of intercept, low probability of detection, low probability of interference and resistance to jamming.

       There are two methods for employing spread spectrum, frequency hopping and direct sequence. In frequency hopping systems, the carrier frequency of the transmitter abruptly changes (or "hops") in accordance with an apparently random pattern. This pattern is in fact a pseudo-random code sequence, with the order of the frequencies taken from a predetermined set as dictated by the code sequence. The receiver employs the same pseudo-random code sequence and, once the transmitter and receiver are synchronized, the communication is essentially narrow-band on each frequency in the sequence.

       In direct sequence systems, the carrier phase of the transmitter abruptly changes in accordance with a pseudo-random code sequence. This process is generally achieved by multiplying the digital information signal with a spreading code, also known as a chip sequence. The chip sequence has a much faster data rate than the information signal and so expands or spreads the signal bandwidth beyond the original bandwidth occupied by just the information signal. The term chips are used to distinguish the shorter coded bits from the longer uncoded bits of the information
       signal.   At the receiver, the information signal is
       recovered by remultiplying with a locally generated replica of the spreading code. By doing so, the receiver effectively compresses the spread signal back to its original unspread bandwidth.

       World Wireless Radios
       ---------------------

       Our line of 900 MHZ spread spectrum radios includes the 900 SS Hopper, an award-winning frequency hopping spread spectrum radio that offers reliable
       communications in a variety of environments.   The
       Hopper features transmission speeds of up to 56 Kbps and a range of up to 25 miles, line of sight, depending upon conditions and antenna selection.

       In addition, the 900 SS MicroHopper - a miniature version of the Hopper - offers a smaller form-factor and lower power-consumption for short range applications. Measuring just 2 1/2 inches by 1 3/4 inches, the MicroHopper is ideal for applications where size and cost are important considerations.

       Both frequency hopping spread spectrum radios employ our proprietary Secure-Sync(TM) technology. This coding technology is a major innovation in wireless communications, dramatically reducing the overhead inherent in other coding methods. It adds security, increases throughput efficiency and provides faster effective communications speeds at a much lower cost.

       We also offer the 900 SS Direct - a robust direct sequence transceiver with RS-232 connectors, capable of transmitting data up to 40 kilometers, line of sight - and the 2.4G SS MicroHopper - a 2.4 GHz frequency hopping radio for international applications that transmits data at up to 800 Kbps.

       Customer Support and Services
       -----------------------------

       We support our customers with a range of services designed to help integrate our products into our customers' systems. This support includes engineering consultation with every developer kit purchase, customer satisfaction and quality control programs, and in some cases complete turn-key solutions for large projects.

       Sales and Marketing
       -------------------

       We believe we are positioned to capitalize on trends in many targeted segments of the SCADA market through our unique ability to penetrate and establish a market presence with products and services designed to meet industry-specific needs. Our marketing strategy hinges on our establishing a strong reputation as a provider of reliable and technologically superior wireless Internet-based SCADA services to a diverse customer base. To achieve our goals of substantial growth and penetration of our target markets, we have developed a strategic marketing plan that provides for the development and expansion of long-term sales channels through which we can sell our X-traWeb solutions well into the future.

       Our marketing strategy involves a combination of in-house sales and marketing experts, authorized agents, strategic marketing alliances, joint-ventures and direct sales. These will be enhanced and supported by secondary direct marketing, advertising, promotions and public relations efforts.

       Direct Sales Organization
       -------------------------

       During the pre-marketing and early launch stages of our marketing program, our senior management is managing and conducting our marketing activities for our X-traWeb solutions. A target market oriented, direct sales management organization has been established to manage separate marketing teams which have responsibility for specific industry sectors. The core team will also manage the activities of outside marketing partners, including value-added resellers and information technology consultants.

       As marketing activities expand, we plan to enlarge our sales and marketing organization to accommodate the increased activities, as well as manage and extend our marketing programs to our target markets. We plan to hire sales managers who are specialists in their assigned target markets, and who will be responsible for generating the projected sales revenue in their respective areas. As we expand our operations, we plan to hire additional sales personnel to cover new markets and augment the services of sales and marketing personnel in certain larger markets.

       Strategic Marketing Alliances
       -----------------------------

       As an integral part of our marketing program, we are establishing strategic marketing alliances with outside companies that have strong influence within the respective target markets for our X-traWeb solutions. We will seek to align our self with partners that are capable of substantially accelerating our penetration of a target market or of adding material value to our marketing program through the reduction of costs, managerial infrastructure, and other economic advantages. We intend to formulate a sales plan to target and pursue prospective customers through organizations such as: management consulting firms, computer networking consultants and value-added resellers.

       Our technology offers these co-marketing partners a value-added component to the services already being provided to their existing customers. These co-marketing partners provide us with a credible avenue of introduction to other potential customers for our products and services.

       Advertising and Promotions
       --------------------------

       An integral part of our long-term marketing plan is the generation of awareness within the target markets for our products and services. We allocate a portion of our gross revenues toward ongoing advertising, promotions, and public relations activities, including direct mail, trade print media advertising, trade show participation and sales personnel incentives. To reach an even wider audience as we continue to develop widespread awareness of our portal and proprietary SCADA solutions, we plan to implement an advertising and promotional support program designed to:

               * Establish X-traWeb as a recognized "brand name" that is especially familiar to decision-makers within our target markets, and synonymous with premier-quality technology and products, highly effective services and tangible cost efficiencies;

               * Enhance our branding efforts through the use of industry experts to promote our product and services;

               *        Position our technological
       capabilities, management, products, services and level of support as an industry standard.

               We also plan to implement advertising in trade publications on a regular basis.

       We have appointed a public relations firm, which extensive expertise in the information technology industry, to assist us in the development and execution of periodic public relations campaigns, including campaigns coordinated with new product introductions in existing markets and expanded introductions to new markets. We also will aim to highlight our activities through editorial inclusion in trade publications and national business newspapers.

       We have also allocated promotional funds in our advertising budget for our participation in regional, national and international trade shows that are conducted for industries that comprise our target markets, including SCADA and Internet technology industry trade shows. We intend to maintain a regular presence at key trade shows throughout our development, and use its presence to not only attract "typical" customers, but also generate follow-on marketing opportunities.

       Research and Development
       ------------------------

       We invest significantly in research and development activities. These activities consist of proprietary development on our spread spectrum radios and X-traWeb solutions.

       We will continue to engage in research and development activities for our own products. Current and future projects include new spread spectrum transceivers in the 2.4GHz band, improving X-traWeb to enable plug-and-play developer kits, improved X-traWeb components such as the X-Cam, and similar projects.

       Manufacturing
       -------------

       Until December 31, 1999, we also performed manufacturing services for other manufacturers and vendors of medical, communications, computer graphics and consumer electronic products at our Salt Lake City manufacturing facility, and sold antennas from our Gonic, New Hampshire facility.

       We discontinued our direct manufacturing operations effective as of December 31, 1999, and now conduct our manufacturing activities for our own products through third parties (except antennas which we manufacture directly).

       Contract Design and Development
       -------------------------------

       General
       -------

       At the present time, we are not seeking design and development service contracts except in "partnering" situations in which we would have an ownership interest in the products and/or technology which are the subject of the contract and which promote the sale of our proprietary products, such as our X-traWeb products. For example, we may have to provide certain engineering services for the application of our X-traWeb products for use in a specific application or applications desired by a vending machine manufacturer or a telephone manufacturer or for installation in the monitoring of a gas pipeline or the control system in a refrigeration storage unit or office management system.

       Formerly, we were engaged in providing engineering, design and development services to client specifications on a fee for services basis. Under one significant contract, we developed a low-cost spread spectrum technology for use in certain products sold by Kyushu Matsushita Electric Co., Ltd. ("KME," which is also known as Panasonic) which is more fully described below. We also developed devices for use in the automatic meter reading field for Williams Wireless, Inc., a wholly owned subsidiary of the Williams Companies. During 1999, we also engaged in development work on an asset tracking system for Eagle Eye Technologies, a privately-held California based corporation, a point-of-sale device for supermarkets for Klever Marketing, Inc., a Salt Lake City based publicly held corporation and a remote-controlled spa for Len Gordon, Inc.

       Kyushu Matsushia Electric Co. Ltd. (Panasonic)
       Contract
       ----------------------------------------------

       In April 1997, we acquired a corporation (by merger in 1997), which entered into a contract with Kyushu Matsushita Electric Co., Ltd. to develop low cost spread spectrum radio technology for use in certain Panasonic products. As part of our development contract with KME, we granted KME a world-wide, non-exclusive license to use or authorize the use of any patents, copyrights, technical know-how and other intellectual property rights embodied in our LCSSR technology in the manufacture of KME products, and agreed not to license others to use technology which is developed under our contract with KME in connection with any telephone-related products for a period of two years from the first shipment of KME products using the technology. In consideration for these rights and our services, KME agreed to pay royalties to us on sales of KME products using the technology above a prescribed minimum amount of sales for a period of two years from the initial shipments of any such products. No royalty is paid on sales of the first 600,000 units of product using the technology. A royalty of $1.00 per unit of product sold is payable on sales of units 600,001 through 1,000,000. Thereafter, the royalty is $.50 per unit on all units sold until the second anniversary of the date of the first sale of products using the technology.

       During 1999, we received $540,075 of royalties under this contract. We are unable to predict the amount of the royalties, if any, which we may receive under this license in 2000, or whether the contract will be renewed on the expiration thereof in September, 2000 or if so, the terms thereof.

       In 1998, we also entered into an agreement with KME to develop a key wireless RF transmitter/receiver utilized in KME's new 5.7GHz MicroCast(TM). The MicroCast is a convergence appliance that allows home personal computers to distribute and control personal computer - based interactive media and Internet content using a standard TV set. The MicroCast enables consumers to control their personal computer remotely using a keyboard, joystick, and/or mouse from other rooms in the home. Two of the three-piece system use our designs for the video and audio baseband and the 5.7GHz RF technology, the newest and highest performance RF technology available to consumers today.

       Under our MicroCast contract with KME, we received a development fee of $50,000, of which the entire amount was paid in 1998, and will receive royalty payments for a two-year period commencing on the first shipment, which has not yet occurred. A royalty of $1.50 per unit of product sold is payable on each unit sold. We are unable to predict the amount of the royalties, if any, we may receive under this agreement.

       Competition
       -----------

       We have a number of current competitors in all aspects of our business, many of which have substantially greater financial, marketing and technological resources than us, and which include such industrial giants as Panasonic, Motorola, Sony and AT&T. We intend to compete in our industry by concentrating on certain product or service niches within the overall market. However, most of our competitors offer products which have one or more features or functions similar to those offered by us, and many have the resources available to develop products with features and functions, competitive with or superior to those offered by us. We cannot assure you that such competitors will not develop superior features or functions in their products or that the we will be able to maintain a lower cost advantage for our products.

       A key element of our competitive strategy is to align our self with major manufacturers by developing proprietary products or technology that can be incorporated into its "partner manufacturers"
       products.   We believe that our agreements with KME
       (i.e., Panasonic), and Motorola, illustrate the manner in which we can "partner" with much larger, established companies to access mass markets for our proprietary wireless communications products and technology.

       Our management has identified three primary competitors offering either SCADA-related products and services or web-enabled technologies:

               *        Spyglass, Inc. which develops
       software and firmware, including web-enabling firmware for embedded microcontrollers;

               *        emWare, a provider of distributed
       embedded device networking software that provides Internet connectivity for any device that scales from 8-bit microcontrollers to 32-bit microprocessors; and

               *        Connect One, a developer and
       manufacturer of Internet connectivity solutions that enable devices to connect to the Internet without requiring a PC.

               While each of these companies offers products and/or services that have some parallels to those provided by X-traWeb, none currently provides the type of cost-effective, total solution approach that we do.
        In addition, we are the only company that combines all of the technical elements with the additional capability for wireless system integration and communications.

       Employees
       ---------

       As of December 31, 1999 we had 35 employees. Of these employees, 3 were classified as executive, 7 as administrative personnel, 4 engineering, 15
       production, and 6 sales and marketing.   Our employees
       do not belong to a collective bargaining unit, and we are not aware of any labor union organizing activity.

       Patents and Intellectual Property
       ---------------------------------

       We believe that reliance upon trade secrets, copyrights and unpatented proprietary know-how in conjunction with the development of new products is at least as important as patent protection in our business since most patents provide fairly narrow protection, and are of limited value in areas of rapid technological change. Further, patents require public disclosure of information which may otherwise be subject to trade secret protection. We presently own two United States patents covering antenna technology, and have a United States patent which covers "spread spectrum" demodulation technology. "Spread spectrum" communication is a method for transmitting and receiving coded information which is resistant to interference due to the fact that the transmission is spread over a large bandwidth. This method requires, however, that both the transmitter and the receiver have the same spreading code (i.e., a pre-determined, fixed pattern) used to spread the information over the larger bandwidth. The purpose of the technology covered by our spreadsheet patent is to recover and remove the spreading code from a transmission signal, and thus obtain the original information, in a simpler, less expensive manner.

       In addition, during 1998 we filed a United States patent application for each of two separate software codes.

       Under the terms of a litigation settlement entered into with a former co-venturer, we agreed that our former co-venturer is entitled to full and equal ownership with us, of the spread spectrum demodulation technology covered by the patent application, including the right to incorporate, develop, utilize and exploit the technology. Any uses or products developed or derived from such technology, however, shall be the sole property of the party which develops or derives such uses or products. In addition, if one of the parties elects to prosecute the patent application prior to final acceptance or rejection by the U.S. Patent Office, failure by the other party to contribute equally to the costs of prosecuting the application will result in the loss of its rights to the technology. At this time, we do not have any plans to prosecute this patent application, and are unaware of any plans by our former co-venturer to prosecute the application.

       Furthermore, during 2000, we plan to file at least four U.S. patent applications on various operating aspects of the X-traWeb system, although we cannot assure you that such filings will occur or the results thereof.

       We have not filed any patent applications in foreign countries.


       History
       -------

       For a description of the history of the Company, its subsidiaries, and predecessors, see the prospectus dated February 18, 1998, which is incorporated herein by reference. The Company formed X-traWeb Inc. as its wholly-owned Delaware subsidiary in May 1999.

       ITEM 2.   PROPERTIES
       --------------------

       As of December 31, 1999, the Company's executive offices and principal administrative offices and manufacturing facilities are located in approximately 34,000 square feet of space at 2441 South 3850 West, West Valley City, Utah which is leased at a monthly cost of $27,322 for base rental and allocable common area maintenance charges. The Company also pays for certain utility expenses. The seven-year lease for these premises expires on November 30, 2005.

       In February, 2000 the Company moved its headquarters to Englewood, Colorado, where it leases approximately 7,000 square feet at a monthly cost of $10,228 for base rental (and allocable common area maintenance charges).

       The Company closed its Salt Lake City facility in March 2000, but continues to be liable under the lease through November 30, 2005. The Company expects to sublease its Salt Lake City office and has retained a broker for such purpose, although to date it has not been successful in finding a lessee.

       The Company also maintains small leased offices in Overland Park, Kansas of approximately 2,850 square feet at a monthly rent of $3,444 and in Gonic, New
       Hampshire of approximately 5,000 square feet at a monthly rent of $1,700.

       Except for the excess facility in Salt Lake City, the Company believes that its facilities are satisfactory for its present scale of operations.

       As of February 29, 2000, the Company sold most of its manufacturing equipment, and obligations under remaining equipment leases are not material.

       ITEM 3.   LEGAL PROCEEDINGS


       The Company received an oral request in 1998 from Mr. and Mrs. Richard Austin to rescind the Company's purchase of the assets of Austin Antenna Ltd., which closed in 1998. In addition, Mr. Austin requested that the Company bear the cost of (I) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts brought by Charles Rich seeking damages for non-payment of commissions arising out of the Company's purchase of Austin Antenna Ltd. and (ii) an unpaid finder's fee that is the subject of the Massachusetts litigation. The Company, in turn, has advised Mr. and Mrs. Austin that Austin Antenna Ltd. has breached its agreement with the Company. It appears Mr. Austin has reached a settlement with respect to the Massachusetts action against him. Although the Company believes that its claim against Austin Antenna Ltd. and the claims of Mr. and Mrs. Austin will be amicably resolved, there can be no assurance as to the outcome thereof.

       Williams Wireless Inc. raised a claim in 1999 that the Company violated the non-competition provisions of their agreements by allegedly marketing X-traWeb products in the telemetry and meter reading
       applications.   The Company, in turn, claimed that
       Williams Wireless Inc. failed to satisfy all of its duties under its various agreements with the Company. While the Company believes that Williams' claims is properly disputable, the parties agreed orally to enter into a settlement agreement and mutual release. While Williams Wireless, Inc. paid the sum due under the draft settlement agreement to the Company and the Company delivered to Williams Wireless Inc. all inventory of products for which it made payment to the Company, the settlement agreement has not yet been
       signed.   Under the draft agreement the Company had
       agreed also to grant William Wireless, Inc. a perpetual non-exclusive royalty-free license to use one of the Company's radios as a component in the Williams' telemetry systems or products. In the interim, the Company believes that an unrelated party acquired the assets or stock of Williams Wireless, Inc. While the Company expects that such settlement agreement will be signed by such new owner in the foreseeable future, there can be no assurance of such result.

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS

       The Company held its annual meeting of shareholders in February, 1999. At such meeting, the shareholders by the majority vote of those present in person or by proxy approved (a) the election of David D. Singer, Philip A. Bunker, Brian W. Pettersen and George Denney as directors and (b) approved the Company's engagement of Hansen, Barnett & Maxwell as the Company's independent auditors for calendar year 1999, and (c) ratified the 1998 Employee Incentive Stock Option Plan and the 1998 Non-Qualified Stock Option Plan.

       ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS

       Common Stock
       ------------

       The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the Symbol "WWWC". The high and low per share price of the Company's Common Stock and the dividends that were paid thereon for 1998 and 1999 were as follows:

                            1998                    1999
                -------------------------   --------------------------
       Quarter  High        Low  Dividend   High     Low      Dividend
       -------  ----      -----  --------   ----    ----      --------

       1st      12.13     10.50    $0       2.06    1.75         $0
       2nd       7.00      3.56     0       1.88    1.50          0
       3rd       5.25      1.19     0       1.69    1.00          0
       4th       2.13      1.25     0       4.31    1.44          0

       These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

       At December 31, 1999 the Company had approximately 250 beneficial owners of its Common Stock.

       Dividend Policy
       ---------------

       The Company has not paid any dividends on its Common
       Stock to date and does not anticipate paying any dividends in the foreseeable future.

       Sale of Securities by the Company

       The Company made various sales of shares of its Common Stock during the fourth quarter of 1999 as listed below which are exempt from registration under the Securities Act of 1933, as amended (the "Act"), as set forth below:

       1. In October, 1999 the Company issued 250,000 shares of its Common Stock to RUSP Holding S.A., at a price of $1.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that RUSP Holding S.A. is an accredited investor.

       2. In October, 1999, the Company issued for cash 37,500 shares of its Common Stock to Kathryn Braithwaite upon the exercise of certain warrants at a price of $0.25 per share. The shares of Common Stock were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Kathryn Braithwaite is an accredited investor.

       3. In October, 1999, the Company issued for cash 23,077 shares of its Common Stock to Sterling Technology Partners upon the exercise of certain warrants at a price of $0.25 per share. The shares of Common Stock were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Sterling Technology Partners is an accredited investor.

       4. In October, 1999, the Company sold $400,000 principal amount of its 16% Senior Secured Notes maturing on May 14, 2000 to Lancer Offshore Inc. for
       $400,000 in cash. The Notes were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lancer Offshore Inc. is an accredited investor.

       5. In October, 1999, the Company sold 100 shares of its Senior Preferred Stock, and detachable warrants to purchase 500,000 shares of its Common Stock at an exercise price of $0.25 per share expiring on October 5, 2004, to Lancer Offshsore Inc. for $100,000 in cash. The shares of Senior Preferred Stock and Warrants were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lancer Offshore Inc. is an accredited investor.

       6. In October, 1999, the Company sold 30 shares of its Senior Preferred Stock and detachable warrants to purchase 250,000 shares of its Common Stock at an exercise price of $0.25 per share expiring on October 5, 2004, to Capital Research Ltd. for $30,000 in cash. The shares of Common Stock and Warrants were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Capital Research Ltd. is an accredited investor.

       7. In October 1999, the Company sold 250,000 shares of its common stock to RUSP Holding S.A. for $250,000. The shares were issued in reliance upon
       Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that RUSP Holding S.A. is an accredited investor.

       8. In November, 1999, the Company sold 500,000 shares of its Common Stock to RUSP Holding S.A., at a price of $1.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that RUSP Holding S.A. is an accredited investor.

       9. In December, 1999, the Company sold 1,000,000 shares of its Common Stock to RUSP Holding S.A. at a price of $1.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that RUSP Holding is an accredited investor.

       10. In December 1999, the Company sold 428,000 shares of its Common Stock to two investors at a price of $1.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that each of the investors is an accredited investor.

ITEM 6.   SELECTED FINANCIAL AND OTHER DATA

     The following table sets forth unaudited selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                            For the Years Ended December 31,
                             ----------------------------------------------------------------
                                1999          1998          1997        1996         1995
                             -----------  ------------  -----------  -----------  -----------
Current Assets               $ 1,960,930  $  1,725,770  $ 1,529,804  $   328,551  $   120,959

Net Equipment                    192,252     1,038,645    1,133,263      327,022      300,840

Other Assets                     425,032     1,372,175    7,469,957        7,469        4,141
                             -----------  ------------  -----------  -----------  -----------
Total Assets                 $ 2,578,214  $  4,136,590  $10,133,024  $   663,042  $   425,940
                             ===========  ============  ===========  ===========  ===========

Current Liabilities          $ 6,087,067  $  5,053,628  $ 1,815,903  $   203,351  $   276,096

Long-Term Liabilities             21,459        84,968       24,275       44,808       44,500

Mandatorily Redeemable
 Preferred Stock                 950,000            -            -            -            -

Stockholders' Equity
 (Deficit)                    (4,480,312)   (1,002,006)   8,292,846      414,883       105,344
                             -----------  ------------  -----------  -----------  ------------
Total Liabilities and
 Stockholders' Equity
 (Deficit)                   $ 2,578,214  $  4,136,590  $10,133,024  $   663,042  $    425,940
                             ===========  ============  ===========  ===========  ============

                                            For the Years Ended December 31,
                             -----------------------------------------------------------------
                                1999          1998          1997        1996         1995
                             ------------  ------------  -----------  -----------  -----------
  Sales                      $  3,566,307  $  4,309,691  $ 2,913,429  $   618,505  $   426,825
  Cost of Sales                 2,926,459     3,751,607    2,116,934      662,184      237,356
                             ------------  ------------  -----------  -----------  -----------
  Gross Profit (Loss)             639,848       558,084      796,495      (43,679)     189,469
                             ------------  ------------  -----------  -----------  -----------

  Total Operating Expenses      9,434,208    14,131,872    8,571,898    1,882,836      386,612
                             ------------  ------------  -----------  -----------  -----------

  Net Loss From Operations     (8,794,360)  (13,573,788)  (7,775,403)  (1,926,515)    (197,143)

  Other Income (Expense)
    Interest expense           (3,556,097)   (1,813,208)     (43,779)  (1,310,142)      73,593
    Other income                   26,662       343,625        9,692           -            -
                             ------------  ------------  -----------  -----------  -----------
  Net Loss                    (12,323,795)  (15,043,371)  (7,809,490)  (3,236,657)    (270,736)

  Preferred Dividends           1,000,658            -            -            -            -
                             ------------  ------------  -----------  -----------  -----------

  Net Loss Applicable to
   Common Shareholders       $(13,324,453  $(15,043,371) $(7,809,490) $(3,236,657) $  (270,756)
                             ============  ============  ===========  ===========  ===========



  Basic and Diluted Loss
   Per Common Share          $     (0.77) $     (1.34) $     (0.85) $     (1.03) $     (0.26)
                             ===========  ===========  ===========  ===========  ===========
  Weighted Average
   Number of Common
   Shares Used in Per
   Share Calculation          17,308,258   11,189,603    9,217,158    3,141,613    1,049,679
                             ===========  ===========  ===========  ===========  ===========

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

               The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and respective notes thereto, Selected Consolidated Pro Forma and Historical Financial Data, Unaudited Condensed Pro Forma Consolidated Statements of Operations and respective notes thereto, which are set forth elsewhere in this Report.

RESULTS OF OPERATIONS

1999 Compared to 1998

               Sales in the twelve-month period ending December 31,1999 were $3,566,307 compared to $4,309,691 during the twelve-month period ending December 31, 1998. During 1999 the Company derived its revenue as follows: engineering services, $867,451; royalties $540,075 branded products, $789,167; and contract and cable manufacturing, $1,369,614. The Company's principal source of revenue for the twelve-months ended December 31, 1998 was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,664,000. Other significant revenues include contract manufacturing of $531,000 and sales of the Company's own branded goods of $586,000.

               Gross profit in the twelve months period ending December 31, 1999 was $639,848 compared to $558,084 during the comparable period during 1998, which represents 18% and 13% of sales respectively.

               The Company reduced its research and development costs by $1,860,594 from $3,179,557 in the twelve month period ending December 31, 1998 to $1,318,963 in the twelve month period ending December 31, 1999, primarily by reducing the number of its employees and related expenses.

               During the 4th quarter of 1999, the Company executed a plan to focus its efforts on the X-traWeb (TM) product line and abandon its contract and in-house manufacturing activities. As a result of this decision, the Company recognized $2,615,489 in manufacturing activity exit costs. These costs consist of the impairment of all assets used in the manufacturing process and the remaining rent obligation of the abandoned Salt Lake facility. In addition, the related patents and goodwill associated with the manufacturing activities of the company were impaired. Although the Company is actively seeking a lessee for such facility and has retained a broker, it has not found a tenant at present.

               The amortization of goodwill including the impairment of goodwill decreased $5,776,611 from $134,932 for the twelve month period ending December 31, 1998 to $842,076 for the twelve months ending December 31, 1998. The decrease was due to the $4,722,425 impairment of goodwill the Company recognized in the third quarter of 1998.

               The increased interest expense was due primarily to the issuance of the warrants and common stock in connection with the obtaining of the waivers of defaults on the notes payable.

               Interest income resulted from the Company's investing available cash in overnight interest bearing accounts.

               During the twelve months ending December 31,1999, the Company issued 950 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 4,750,000 common shares at $0.25. The issuance of preferred stock with warrants has been accounted for as the granting of a favorable conversion feature to the preferred stockholders.
The value assigned to the warrants was based on the their intrinsic value but limited to the cash proceeds and the amount of the notes converted.
Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $950,000 was immediately recognized as a preferred dividend. Additionally, dividends in the amount of $50,658 were accrued as of December 31, 1999.

Fiscal Year 1998 Compared to Fiscal Year 1997

               Sales in the twelve-month period ended December 31, 1998 were $4,309,691 compared to sales of $2,913,429 during the twelve-month period ended December 31, 1997. The Company's principal source of revenue for the twelve-months ended December 31, 1998 was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,664,000. Other significant revenues include contract manufacturing of $531,000 and sales of the Company's own branded goods of $586,000. Significant revenues for 1997 were derived from an engineering contract with Kyushu Matsushita Electric Co. ("KME") in the amount of $1,596,000. Sales relating to the SecuriKey business were insignificant during 1997 and the line was sold to a prior employee/shareholder with no revenues were recorded in 1998.

               Cost of sales for the twelve-months ended December 31, 1998 were $3,751,607 compared to cost of sales for the twelve-month period ended December 31, 1997 of $2,116,934. Cost of sales as a percentage of sales decreased from 73% to 87% in the twelve-months ended December 31, 1998. The related gross profit for the twelve-months ended December 31, 1998 was $558,084 or 13% of sales compared to $796,495 or 27% of sales for the twelve-month period ended December 31, 1997.

               The Company incurred research and development costs of $3,179,557 during the twelve-months ending December 31, 1998, relating to the development of proprietary technology. Included in the $3,179,557 is $305,651 of purchased research and development expense arising out of the acquisition of radio technology in May 1998. The amount spent on research and development for the twelve-month period ended December 31, 1998 was greater than the amount spent for the twelve-month period ended December 31, 1997 of $2,943,404 of which $1,258,000 was for purchased research and development expense arising out of the acquisition of Digital Radio in February 1997.

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

               Interest expense for the twelve-months ended December 31, 1998 increased to $1,813,208 from $43,779 for the twelve-month period ended December 31, 1997, which increase was attributable to the greater amount of the Company's outstanding borrowings during the current year of which $874,000 resulted from the amortization of debt discount.

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

Impairment of Goodwill

               The Company's management evaluated the recoverability of the goodwill recognized from the acquisition of Digital Radio Communications Corporation ("Digital Radio"). The Williams contracts, including Commercial Service Agreements, (i.e. purchase orders from Williams) and a Technical Development and Marketing Agreement (the "TDMA") were finalized during December 1997 and were the primary feature of interest to the Company in acquiring Digital Radio in February 1997. This fact is evidenced by Digital Radio representing in the Acquisition Agreement that it was completing a contract with Williams and by the existence of a significant condition to that agreement that the Williams contract be signed prior to the closing of the Digital Radio acquisition. That condition was satisfied by Williams and the Company entering into their first TDMA by July 1997. The TDMA was a framework for future Commercial Service Agreements and an agreement whereby Williams agreed to purchase radios from the Company. The TDMA was subsequently amended in September 1997 and again in November 1997; however, management of World Wireless considered the original TDMA to be sufficient to meet the condition that the Williams contracts had been signed, and proceeded to close the acquisition. The Williams contract was considered by the Company to exist at the date of the acquisition of Digital Radio and was the principal intangible item of interest to the Company in acquiring Digital Radio. The Williams contracts were also the primary factor in establishing the number of shares issued in the acquisition of Digital Radio. Accordingly, when anticipated revenue from radio sales never materialized, the goodwill became impaired.

               The Digital Radio goodwill was not considered impaired prior to receipt of the TDMA nor the Commercial Service Agreements in 1997, nor was it considered impaired until the third quarter of 1998 when it became apparent to management that the engineering team at Digital Radio was unable to complete the working radio technology promised under the Williams contracts. In addition, Williams decided to redesign the Company's product and there was a delay in submitting the system to the FCC for clearance. As a result, Williams was unwilling to enter into significant Commercial Service Agreements for the purchase of radios from the Company. It was therefore clear in the third quarter of 1998 that future cash flows to be generated through the efforts of the engineering staff at Digital Radio, and from the Digital Radio technology would not be sufficient to recover the carrying amount of the unamortized assets acquired - primarily goodwill. The engineering team at Digital Radio was disbanded through termination of the employment of all Digital Radio engineers by August 1998. Therefore, the carrying value of the Digital Radio goodwill, which primarily related to the engineering team and the Digital Radio technology, was written down by $4,722,425 during the third quarter 1998, to management's estimate of the discounted expected net future cash flows of $600,000.

               The Company evaluated the recoverability of the goodwill recognized in connection with the TWC Ltd. acquisition during the fourth quarter of 1999, and determined that circumstances indicate an inability to recover their carrying amount. Accordingly, an impairment loss of $641,679 was recognized during 1999 to adjust the carrying amount of the goodwill to its estimated expected discounted net future cash flows. The goodwill was reduced to zero.

Liquidity and Capital Resources

               The Company's liquidity at December 31, 1999 consisting of cash and cash equivalents was $893,849, which represented an increase of $278,952 over the Company's cash and cash equivalents of $614,897 as of December 31, 1998. The Company's current assets were $1,960,930 as of December 31, 1999, an increase of $235,160 from the Company's current assets of $1,725,770 as of December 31, 1998

               In order to pay off the Company's Senior Secured Notes, which had a maturity date of May 15, 1999 (the "1998 Notes"), the Company raised financing in May 1999. Such financing involved the sale of separate units consisting of $2,600,000 principal amount of the Company's Senior Secured Notes, bearing interest at 16% per annum, payable quarterly and maturing on May 14, 1999 (the "1999 Notes"). The 1999 Notes were secured by a first security interest in substantially all of the Company's assets, including its machinery, equipment, automobiles, fixtures, furniture's, accounts receivable and general intangibles, including any stock in any subsidiary.

               Also, during May, August and October 1999, the Company had sold separate units consisting of 950 shares of the Company's 10% Mandatorily Redeemable Preferred Stock and detachable warrants to purchase 4,750,000 shares of the Company's Common Stock at an exercise price of $0.25 per share, exercisable in whole or in part by the holder at any time on or before May 14, 2004 in the case of 3,250,000 shares, August 27, 2004 in the case of 850,000 shares, and October 5, 2004 in the case of 650,000 shares. Such sales by the Company occurred in a private placement transaction exempt from registration made by the Act.

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

               In August, 1999 the Company obtained separate waivers of the potential defaults for the quarter ended June 30, 1999 from the holders of the 1999 Notes. In addition, the Company obtained a deferral of any payment of principal on the 1999 Notes until December 31, 1999 regardless of any financing raised by the Company prior to such date through the sale of its securities, and made certain other changes in the loan agreements. As a condition thereto the Company (a) granted the holders of the 1999 Notes additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, (b) issued the holders of the 1999 Notes 200,000 shares of the Company's common stock, which shares would be subject to applicable securities law restrictions, and (c) in the case of the potential default in the payment of interest for certain of the holders of the 1999 Notes, issued 50,000 shares of its Common Stock, subject to applicable securities laws restrictions.

               The Company would have been in default under a Pledge/Security Agreement associated with the 1999 Notes on the date of filing of its Form 10-Q for the quarter ended September 30, 1999 because the Company had an operating loss in excess of that projected for such quarter, which failure would have constituted an event of default under the Loan Agreement between the Company and the holders of the 1999 Notes. Upon the occurrence of such an event of default, the holders of the 1999 Notes had as their exclusive remedy the right to additional warrants to purchase 300,000 share of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years.

               During the first quarter of 2000, the Company raised approximately $13,736,000 in private placement transactions exempt from registration made by the Act. Also, warrants of $947,204 were exercised for the conversion of notes payable. In addition, the Company redeemed the preferred stock of $950,000 plus accrued dividend of $57,378. The Company also paid the remaining balance of the 1999 Notes of $3,324,827 with cash payments of 2,377,623 and the exercise of warrants of $947,204 as discussed previously, and accrued interest of $35,059 thereby discharging such debt in full.

Risk of Default with Debtholders

               In order to pay off the Company's Senior Secured Notes which had a maturity date of May 15, 1998 and to provide financing for its operations, the Company raised financing in May, August and October, 1999. Such financing involved the sale of separate units consisting of $3,480,000 principal amount of the Company's Senior Secured Notes, bearing interest at 16% per annum, payable quarterly and maturing on May 14, 1999 (the "1999 Notes"). The 1999 Notes were secured by a first security interest in substantially all the assets of the Company's assets, including its machinery, equipment, automobiles, fixtures, furniture, accounts receivable and general intangibles, including any stock in any subsidiary.

               Also, in May, August and October, 1999, the Company sold separate units consisting of 950 shares of the Company's 10% Senior Preferred Stock and detachable warrants to purchase 4,750,000 shares of the Company's Common Stock at an exercise price of $0.25 per share, exercisable in whole or in art by the holder at any time on or before May 14, 2004 (and August and October, 2004 in the case of some of the warrants). Such sales by the Company occurred in a private placement transaction exempt from registration made by the Securities Act of 1933, as amended.

               The Company would have been in default under the Pledge/Security Agreement associated with the 1999 Notes on the date of filing of its Form 10-K for the year ended December 31, 1999 because the Company had a loss in excess of the income projected for such quarter, which failure would have constituted an event of default under the Loan Agreement between the Company and the holders of the 1999 Notes. Upon the occurrence of such an event of default, the holders of the 1999 Notes had as their exclusive remedy the right to additional warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable in whole or in part at any time for a period of five years, which the Company transferred to them. Moreover, the Company obtained a deferral until February 15, 2000 of the payment of $744,828 of a principal payment required to be made on December 31, 1999 from five holders of the 1999 Notes (representing the amounts due them), which the Company paid when due, together with interest due on the 1999 Notes as of such date.

              In early March, 2000, the Company satisfied $947,204 of the principal amount of the 1999 Notes by applying the deemed exercise price of warrants held by the holders of the 1999 Notes deemed received upon the exercise of such warrants. In addition, the Company paid the remaining balance of the 1999 Notes of approximately $1,632,797, and interest thereon, in March, 2000, thereby discharging the 1999 Notes in full.

             Accordingly, the Company believes that it satisfied all of its remaining obligations under the 1999 Notes in full as of the date hereof.

Outlook

               The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

X-traWeb(TM) Products

               During 1999, the Company received no revenues from, and had no sales of any of, its X-traWeb products. As of December 31, 1999, the Company had submitted proposals to an Italian telephone manufacturer, an Italian electrical utility, a California utility and others. In addition, the Company received a purchase order for the initial installation of an X-traWeb(TM) network for a vending machine owner and operator in Pennsylvania and for a test site at a national fast food chain site in Columbus, Ohio. While the Company believes that its pending proposals will be accepted in whole or in part from these sources and others, that it will develop additional sources of sales in the United States, Italy and other foreign countries and will derive substantial revenues therefrom in 2000 and thereafter, there cannot be any assurance that any such sales will be made or the amount thereof, although management anticipates that X-traWeb(TM) product sales will constitute the bulk of its revenues during the year 2000 and thereafter.

Proprietary Radio Products

               The Company only sold a limit quantity of these radio products to date. The Company believes that it will derive significant revenues from the sale of its proprietary radio products in the future. However, there can be no assurance as to the amount of such sales or when such sales will occur.

Contract Manufacture and Assembly, Antennas, and Royalties

               The Company discontinued its manufacturing activities during the first quarter of 2000 and will outsource manufacture the Company's X-traWeb and radio products thereafter.

               The Company does not expect antenna products to contribute materially to its consolidated net sales or income in the foreseeable future.

               The Company believes that it will receive additional royalty income under its Panasonic contract with respect to shipments for the first three quarters of 2000. However, the Company cannot predict the amount of such royalties to be received from the future sale of such Panasonic products, or whether such contract will be renewed after September, 2000, or, if so, on what terms.

Summary

               Management believes that the potential growth of the Company's X-traWeb(TM) business segment and proprietary radio products require additional financing to sustain the Company's proposed operations in these areas. It is anticipated that additional executive and marketing personnel will be required for the X-traWeb(TM) business in advance of the receipt of any substantial revenues from such source. There can be no assurance that the Company will be able to locate and hire qualified personnel for such functions; moreover, such a task is time-consuming.
Thus, the Company is currently engaged in seeking to raise additional financing in private placement transactions in the United States and Italy in implementation of its fund-raising program. The Company raised approximately $13,736,000 from the sale of shares of its common stock in the first quarter of 2000, and is using a broker-dealer to raise an additional $7,500,000 within the second quarter. While the Company believes that such additional financing can be obtained, there can be no assurance that such financing will be achieved, or, if made available, on terms acceptable to the Company.

               In summary, while management is optimistic about the Company's future, it is fully aware that anticipated revenue increases from sales of X-traWeb(TM) products and its proprietary radios and royalty income are by no means assured, and that its requirements for capital are substantial, for which the availability is by no means assured.

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

Year 2000

               The Company did not suffer any material adverse impace resulting from the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company incurred approximately $25,000 in modifying its existing software and converting to new software in addressing such issue.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See Index to Financial Statements, Page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

               None.



                                  PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    The executive officers and directors of the Company at December 31, 1999 were as follows:

    Name               Age         Position

  David D. Singer      50          Chairman of the Board of Directors,
                                   President, Chief Executive Officer and
                                   a Director

 Donald I. Wallace     55          Executive Vice President--Telemetry and
                                   SCADA Division,
                                   President of X-traWeb, Inc. and a Director

 George Denney         61          Director(1)

 Charles Taylor        45          Vice President - Sale/Marketing

 Malcolm P. Thomas     40          Director

 Kevin Childress       40          Vice President - Finance(2)
____________________

     1   Mr. Denney resigned as a director in January, 2000.

     2   Mr. Childress resigned as an employee and officer in March, 2000.
-------------------

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

                 Donald I. Wallace - Mr. Wallace was appointed Executive Vice President -- Telemetry and SCADA (i.e., Systems Control and Data Access) Division of the Company in January 1998, became the President of X-traWeb, Inc., the Company's wholly-owned subsidiary, and was elected a Director in April, 1999. Prior to his employment by the Company, Mr. Wallace was employed, from December 1995, as President of PrimeLink, Inc., a Lenexa, Kansas company which Mr. Wallace founded to engage in the development and marketing of wireless telemetry products for remote meter reading. Between September 1991 and November 1995, Mr. Wallace was employed as the President of Arcom Control Services, Inc., which developed and marketed computer-based monitoring and control products for the oil and gas industry.

                 George Denney - Mr. Denney was elected a director of the Company in February 1998. Mr. Denny founded Cole-Haan in 1975, and has served as Chairman of Cole-Haan since its inception. Cole-Haan was acquired by NIKE, Inc. in 1988. Headquartered in Yarmouth, Maine, Cole-Haan designs and sells fine dress and casual footwear and accessories.

                 Charles Taylor - Mr. Taylor was elected one of the Company's Directors in July, 1999 and was elected as a member of the Company's Audit, Compensation and Stock Option Committees on November 11, 1999. During the period from 1995 to the present, Mr. Taylor has been a senior investment advisor with Amerindo Investment Advisors based in New York City and is a senior member of a team that manages approximately $4 billion in growth portfolios, including the Amerindo Technology Fund. Prior to such period, Mr. Taylor served as technology analyst with several major investment banking firms.

                 Malcolm P. Thomas - Mr. Thomas was elected one of the Company's Directors effective September 2, 1999 and was elected as a member of the Company's Audit Committee on November 11, 1999 and of the Company's
Compensation and Stock Option Committees on January 20, 2000.   During the
period from 1991 to the present, Mr. Thomas has been the Director of Operations and Marketing at Fluor Global Services, Inc., a wholly-owned subsidiary of Fluor Corporation (a New York Stock Exchange company), having been promoted from Manager of Marketing Services and operation in the Western United States for his corporation.

                 Kevin Childress - Mr. Childress joined the Company as its Controller in November, 1998 and became Vice President - Finance in December, 1998. Prior to joining the Company, Mr. Childress served as Director of Finance of American Procurement and Logistics for a subsidiary of American Stores.

ITEM 11.  EXECUTIVE COMPENSATION

                 The table below sets forth information concerning
compensation paid in 1997, 1998 and 1999 to David D. Singer, the Company's Chairman, President and Chief Executive Officer, and Donald I. Wallace, the Company's Executive Vice President Telemetry and SCADA and th President of
X-traWeb, Inc.   Except as set forth in the table, no executive officer of
the Company received compensation of $100,000 or more in 1999.

                                                  Summary Compensation Table
                                      Annual Compensation                 Long-Term Compensation
                                 -------------------------------  ---------------------------------------
                                                                             Awards             Payouts
                                                                  --------------------------  -----------
                                                       Other      Restricted                                  All
Name and                                               Annual        Stock        Options     LTIP           Other
Principal Position        Year   Salary     Bonus   Compensation   Awards ($)      /SARs(#)   Payouts($)  Compensation
------------------      ------  --------  -------- ------------   -----------   -----------  ----------  ------------

 David D. Singer(1)(2)   1999   $151,653      -          -             -           400,000         -            -
 President               1998    143,530      -          -             -              -            -            -
                         1997    120,000      -          -             -              -            -            -

Donald Wallace(1)(2)     1999    127,993      -          -             -           220,000         -            -
President, X-traWeb,     1998    124,809      -          -             -              -            -            -
Inc.

          ______________

          (1) Neither Mr. Singer nor Mr. Wallace received compensation reportable as "Other Annual Compensation" which exceeded 10% of his salary in 1999.

          (2) Mr. Singer is the Chairman and Mr. Wallace is the President of X-traWeb, Inc., our wholly-owned
          Delaware subsidiary formed in 1999.

                    The following table sets forth certain
          information regarding options owned by Messrs. Singer and Wallace at December 31, 1999:


             Aggregated Option\SAR Exercises in Last Fiscal Year and
                            Options\SAR Values
                                                     Number of Securities Underlying
                                                      Unexercised Options\SARs at      Value of Unexercised In-
                                                       Fiscal Year-End               The-Money Options/SARs
                  Shares Acquired                              (#)                        At Fiscal Year End (S)
Name              on Exercise (#)   Value Realized($)  Unexercisable   Exercisable    Unexercisable  Exercisable
---------------   ---------------   -----------------  ------------   -------------   -----------  -------------
 David D. Singer         -                  -            400,000(2)      50,000(1)    $  740,000          -
 Donald Wallace          -                  -            220,000(3)         -         $  441,000          -





                    For the purpose of computing the value of "in-the-money" options at December 31, 1999 in the above table, the fair market value of a share of the Company's Common Stock at December 31, 1999 is deemed to be $3.94 per share, which was the average of the last reported trade of such shares on the NASDAQ OTC Electronic Bulletin Board on such date.

          __________________________


          (1)       The stock options are exercisable as follows:
          all were fully vested as of December 31, 1998.

          (2)       The stock options are exercisable as
          follows: 80,000 shares on January 1, 2000,
          80,000 shares on November 11, 2000, 80,000
          shares on November 11, 2001, 80,000 shares on November 11, 2002, and 80,000 shares on
          November 11, 2003.

          (3)  The stock options are exercisable as
          follows: 24,000 shares on January 1, 2000,
          24,000 shares on November 11, 2000, 24,000
          shares on November 11, 2001, 24,000 shares on November 11, 2002, and 24,000 shares on
          November 11, 2003. In addition, another stock option is exercisable as follows: 33,333 shares on April 22, 2000; 33,333 on April 22, 2001;
          and 33,334 shares on April 22, 2002.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT

               (a)  Set forth below is information as of
          December 31, 1999 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's
          Common Stock:

    Name and Address of
    Beneficial Owner                Number of Shares(1)     Percent of Class(2)
    -------------------             -------------------     -------------------
      Michael Lauer                  7,296,339(3)              24.6%
      200 Park Avenue
      Suite 3900
      New York, NY 10166

      Lancer Offshore Inc.           4,642,548(4)              15.9%
      200 Park Avenue
      Suite 3900
      New York, NY 10166

      Lancer Partners LLC              500,000(4)               1.8%
      200 Park Avenue
      Suite 3900
      New York, NY 10166

      Lancer Partners, LP            1,805,650(4)               6.6%
      200 Park Avenue
      Suite 3900
      New York, NY 10166

      Lancer Voyager                   238,600(4)                *
      375 Park Avenue
      New York, NY10022


      Orbiter Fund Ltd.                109,600(4)                *
      375 Park Avenue
      New York, NY

      RUSP Holding S.A.              2,500,000                  9.3
      Luxembourg

      Pensionskassee Der Siemens     2,000,000                  7.4
      Gesellchaften
      c/o Lintheschergasse
      Zurich, Switzerland 8001
          _______________

          *         Less than one percent.

          (1)       Unless otherwise indicated, this column
          reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 1999.

          (2) In computing the percentage of shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 1999 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.

          (3) Of these shares, none is owned by Mr. Lauer in street name; 2,392,548 are held directly and of record by Lancer Offshore, Inc., plus warrants to purchase 2,250,000 shares in such name; 1,305,650 are held directly and of record by Lancer Partners, LP, plus warrants to purchase 500,000 shares in such name; 500,000 are held directly and of record by Lancer Partners LLC; 238,600 are held directly and of record by Lancer Voyager; and 109,541 are held directly and of
          record by The Orbiter Fund Ltd.     Mr. Lauer is
          believed to control the voting and disposition of these shares and warrants by virtue of being the investment manager for these entities. He is also the general partner of Lancer Partners LP and the Manager of Lancer Partners LLC.

          (4)       Michael Lauer is deemed to be an
          indirect beneficial owner of these shares.

               (b)  Set forth below is information as of
          December 31, 1999 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:


   (i)  Name and Address of                Number of
        Beneficial Owner                   Shares(1)        Percent of Class(2)
   -------------------------          -----------------    --------------------
   David D. Singer, President, Chief      517,000(3)                1.9
   Executive Officer and Director
   World Wireless Communications, Inc.
   5670 Greenwood Plaza Boulevard
   Suite 340
   Englewood, Colorado   80111

   Donald I. Wallace, Executive Vice       10,000                    *
   President --Telemetry and SCADA
   4412 Orofino Place
   Castle Rock, CO 80104

   Charles Taylor                           5,000(4)                 *
   World Wireless Communications, Inc.
   5670 Greenwood Plaza Boulevard
   Suite 340
   Englewood, Colorado 80111

   Malcolm P. Thomas                        5,000(4)                *
   One Fluor Daniel Drive
   Mail Stop A2B
   Aliso Viejo, CA 92698

   (ii) All Directors and
        Executive Officers as
        a Group                           529,000                  2.0

--------------
                    (1)       Unless otherwise indicated,
          this column reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 1999.

                    (2)       In computing the percentage of
          shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 1999 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.

                    (3)     Include 50,000 shares issuable
          upon a presently exercisable and fully vested option granted under the Company's 1997 Stock
          Option Plan. In addition, the share total includes the 237,500 shares of the Company's
          Common Stock which Mr. Singer transferred to his wife in 1999.

                    (4)     Includes 5,000 shares issuable
          upon the exercise of options granted in January, 2000, in recognition of services as a director.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    None.



  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following consolidated financial statements are included in Part II, Item 8:

  1.      Consolidated Financial Statements of World
          Wireless Communications, Inc. and Subsidiary:


          Report of Independent Certified Public Accountants              F-2

          Consolidated Balance Sheets - December 31, 1999 and 1998        F-3

          Consolidated Statements of Operations for the
          Years Ended December 31, 1999, 1998 and 1997                    F-4

          Consolidated Statements of Stockholders' Equity (Deficit)
          for the Years Ended December 31, 1997, 1998 and 1999            F-5

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997                                F-6

          Notes to Consolidated Financial Statements                      F-7


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



                                           WORLD WIRELESS
                                           COMMUNICATIONS, INC.
                                           (Registrant)


          Dated: March 30, 2000            By: /S/David D. Singer
                                              -----------------------------
                                              David D. Singer, Chairman of
                                              the Board of Directors,
                                              President and Chief Executive
                                              Officer


                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                        Title                      Date


    /S/David D. Singer           Chairman of the Board          March 30, 2000
   ----------------------        of Directors, President,
      David D. Singer            Chief Executive Officer,
                                 Principal Financial Officer,
                                 Principal Accounting Officer
                                 and Director

   /S/Charles Taylor             Director                       March 30, 2000
  ----------------------
     Charles Taylor



   /S/ Malcolm P. Thomas        Director                       March 30, 2000
 -----------------------
    Malcolm P. Thomas



   /S/ Donald I. Wallace        Director                        March 30, 2000
 -----------------------
   Donald I. Wallace

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

          10.13 Promissory Note dated November 13, 1997, by the Company, payable to T. Kent Rainey in the principal amount of $200,000*

          10.14     Investment Banking Services Agreement dated
                    November 19, 1997, between the Company and
                    PaineWebber Incorporated*

          10.15 $400,000 Promissory Note dated December 24, 1997, payable to Electronic Assembly Corporation*

          10.16 $400,000 Promissory Note dated January 8, 1998, payable to Tiverton Holdings Ltd.*

          10.17 Loan Agreement by and among the Registrant and the Bridge Noteholders * dated as of May 15, 1998*

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

          10.33 Two separate Agreements by and among the Registrant and the 1999 Bridge Noteholders dated August 19, 1999*

          10.34 Waiver Agreement by and among the Registrant and the Bridge Noteholders dated as of December 7, 1999**

          27        Financial Data Schedules**

          -------------

          *         Filed previously

          **        Filed herewith.

          + Management contract or compensatory plan or arrangement filed previously.

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES


                                    TABLE OF CONTENTS



                                                                       PAGE

     Report of Independent Certified Public Accountants                 F-2

     Consolidated Balance Sheets - December 31, 1999 and 1998           F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997                                   F-4

     Consolidated Statements of Stockholders' Equity (Deficit) for
     the Years Ended December 31, 1997, 1998 and 1999                   F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997                                   F-6

     Notes to Consolidated Financial Statements                         F-7

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


                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          To the Board of Directors and the Stockholders
          World Wireless Communications, Inc.

          We have audited the accompanying consolidated balance sheets of World Wireless Communications, Inc. and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Wireless Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       HANSEN, BARNETT & MAXWELL

          Salt Lake City, Utah
          March 15, 2000

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                         ASSETS
  Current Assets
    Cash                                           $    893,849  $    614,897
    Investment in securities available for sale         130,403       137,648
    Trade receivables, net of allowance for
     doubtful accounts                                  723,355       327,387
    Other receivables                                       584        77,005
    Inventory                                           201,815       550,239
    Prepaid expenses                                     10,924        18,594
                                                   ------------  ------------
     Total Current Assets                             1,960,930     1,725,770
                                                   ------------  ------------
  Equipment, net of accumulated depreciation
   and impairments                                      192,252     1,038,645
                                                   ------------  ------------
  Goodwill, net of accumulated amortization             385,718       957,794
                                                   ------------  ------------
  Other Assets, net of accumulated amortization          39,314       414,381
                                                   ------------  ------------
  Total Assets                                     $  2,578,214  $  4,136,590
                                                   ============  ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Trade accounts payable                         $    547,978  $    982,506
    Accrued liabilities                                 338,112       880,638
    Accrued lease obligation on abandoned
     office and manufacturing facility                1,756,924            -
    Notes payable                                     3,324,827     2,992,858
    Obligations under capital lease -
     current portion                                    119,226       197,626
                                                   ------------  ------------
     Total Current Liabilities                        6,087,067     5,053,628
                                                   ------------  ------------
  Long-Term Obligations Under Capital Lease              21,459        84,968
                                                   ------------  ------------
  Mandatorily Redeemable 10% Preferred Stock -
   $0.001 par value; 1,000,000 shares authorized;
   950 shares designated mandatorily redeemable;
   950 and 0 shares issued and outstanding;
   liquidation preference of $1,000,658                 950,000            -
                                                   ------------  ------------
  Stockholders' Deficit
   Common stock - $0.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    21,250,015 shares in 1999 and 13,920,400
    shares in 1998                                       21,250        13,920

   Additional paid-in capital                        35,242,864    25,419,026
   Unearned compensation                                (48,294)      (70,518)
   Receivable from shareholders                         (66,828)      (66,828)
   Accumulated deficit                              (39,684,707)  (26,360,254)
   Unrealized gain on investment in securities           55,403        62,648
                                                   ------------  ------------
     Total Stockholders' Deficit                     (4,480,312)   (1,002,006)
                                                   ------------  ------------
  Total Liabilities and Stockholders' Deficit      $  2,578,214  $  4,136,590
                                                   ============  ============

 The accompanying notes are an integral part of these financial statements.

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                                    December 31,
                                       -----------------------------------------
                                           1998          1997        1996
                                       -------------  ------------  ------------
   Revenues from Services              $     867,451  $  3,009,416  $  1,596,000

   Sales of Products                       2,698,856     1,300,275     1,317,429
                                       -------------  ------------  ------------
   Total Sales                             3,566,307     4,309,691     2,913,429

   Cost of Sales                           2,926,459     3,751,607     2,116,934
                                       -------------  ------------  ------------
   Gross Profit                              639,848       558,084       796,495

   Operating Expenses
    Research and development               1,318,963     3,179,557     2,943,404
    General and administrative             4,657,680     4,975,307     4,243,779
    Manufacturing activity exit costs      2,615,489            -             -
    Impairment of goodwill and patents       641,679     4,722,425            -
    Amortization of goodwill                 200,397     1,254,583     1,384,715
                                       -------------  ------------  ------------
      Total Operating Expenses             9,434,208    14,131,872     8,571,898
                                       -------------  ------------  ------------
   Loss From Operations                   (8,794,360)  (13,573,788)   (7,775,403)

   Other Income (Expense)
    Interest expense                      (3,556,097)   (1,813,208)      (43,779)
    Other income                              26,662       343,625         9,692
                                       -------------  ------------  ------------
   Net Loss                              (12,323,795)  (15,043,371)   (7,809,490)

   Preferred Dividends                     1,000,658            -             -
                                       -------------  ------------  ------------
   Loss Applicable to Common Shares    $ (13,324,453) $(15,043,371) $ (7,809,490)
                                       =============  ============  ============
   Basic and Diluted Loss Per
   Common Share                        $       (0.77) $      (1.34) $      (0.85)
                                       =============  ============  ============
   Weighted Average Number of Common
   Shares Used in Per Share Calculation   17,308,258    11,189,603     9,217,158
                                       =============  ============  ============

  The accompanying notes are an integral part of these financial statements.

             WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                     Unrealized
                                                                               Unearned               Gain on       Total
                                           Common Stock          Additional  Compensation            Investment  Stockholders'
                                         ---------------------    Paid-In        and      Accumulated    in        Equity
                                          Shares       Amount     Capital     Receivable    Deficit  Securities   (Deficit)
                                         ----------  ---------- ----------- ----------- ------------ ----------- ------------
Balance - December 31, 1996               5,663,000   $  5,663  $ 3,916,613  $       -   $(3,507,393) $       -  $    414,883
                                                                                                                 ------------
Comprehensive Loss
 Net loss                                        -          -            -           -    (7,809,490)         -    (7,809,490)
 Unrealized gain on investment
  in securities                                  -          -            -           -            -      113,354      113,354
                                                                                                                 ------------
   Comprehensive Loss for the Year                                                                                 (7,696,136)
                                                                                                                 ------------
Compensation related to grant of
 stock options                                   -          -     2,373,849  (2,373,849)          -           -            -
Amortization of unearned compensation            -          -            -      963,340           -           -       963,340
Shares and warrants issued for cash       2,557,857      2,558    4,192,692          -            -           -     4,195,250
Exercise of stock options for cash and
 a promissory note                           25,098         25       29,836     (18,409)          -           -        11,452
Conversion of note payable                    5,630          6        1,964          -            -           -         1,970
Acquisition of Digital Radio              1,798,100      1,798    8,672,264          -            -           -     8,674,062
Acquisition of TWC                          101,200        101    1,048,331          -            -           -     1,048,432
Acquisition of XARC                          10,000         10      102,990          -            -           -       103,000
Settlement of lawsuit                        40,000         40      323,416          -            -           -       323,456
Financing fees                               24,375         24      253,113          -            -           -       253,137
                                         ----------  ---------  -----------  ----------  -----------  ----------  -----------
Balance - December 31, 1997              10,225,260     10,225   20,915,068  (1,428,918) (11,316,883)    113,354    8,292,846
                                                                                                                  -----------
Comprehensive Loss:
 Net loss                                        -          -            -           -   (15,043,371)         -   (15,043,371)
 Decrease in unrealized gain on securities       -          -            -           -            -      (50,706)     (50,706)
                                                                                                                  -----------
   Comprehensive Loss for the Year                                                                                (15,094,077)
                                                                                                                  -----------
Compensation related to grant of
 stock options                                   -          -       463,180    (463,180)           -          -           -
Repurchase of stock options                      -          -      (903,619)    903,619            -          -           -
Amortization of unearned compensation            -          -            -      899,553            -          -      899,553
Shares issued for cash                    2,721,258      2,721    2,410,353          -             -          -    2,413,074
Beneficial conversion feature of
 notes payable                                   -          -       374,172          -             -          -      374,172
Exercise of stock options for cash and
 a promissory note                          435,051         435     191,307     (48,420)           -          -      143,322
Shares issued for services                  443,831         444     404,587          -             -          -      405,031
Acquisition of technology                    65,000         65      324,935          -             -          -      325,000
Shares and warrants issued for interest      30,000         30    1,239,043          -             -          -    1,239,073
                                         ----------  ---------  -----------  ----------  ------------  ---------  ----------
Balance - December 31, 1998              13,920,400     13,920   25,419,026    (137,346) (26,360,254)     62,648  (1,002,006)
                                                                                                                  ----------
Comprehensive Loss:
 Net loss                                        -          -            -           -   (12,323,795)         -   (12,323,795)
 Decrease in unrealized gain on securities       -          -            -           -            -       (7,245)      (7,245)
                                                                                                                  -----------
   Comprehensive Loss for the Year                                                                                (12,331,040)
                                                                                                                  -----------
Compensation relating to the grant of
 stock options                                   -          -        86,388      22,224           -           -       108,612
Shares issued for cash                    5,612,000      5,612    5,018,661          -            -           -     5,024,273
Conversion of note payable and
 accrued interest                           893,698        894      892,804          -            -           -       893,698
Beneficial conversion feature of
 note payable                                    -          -        81,517          -            -           -        81,517
Shares issued for services                  120,841        121      231,265          -            -           -       231,386
Shares and warrants issued for defaults
 and interest on notes payable              450,000        450    2,075,032          -            -           -     2,075,482
Warrants issued for services                     -          -       425,155          -            -           -       425,155
Exercise of warrants for cash               253,077        253       63,016          -            -           -        63,269
Preferred dividends                              -          -            -           -    (1,000,658)         -    (1,000,658)
Warrants granted on issuance of
 preferred stock                                 -          -       950,000          -             -          -       950,000
                                         ----------  ---------  -----------  ----------  ------------  ---------  -----------
Balance - December 31, 1999              21,250,016  $  21,250  $35,242,864  $ (115,122) $(39,684,707) $  55,403  $(4,480,312)
                                         ==========  =========  ===========  ==========  ============  =========  ===========

  The accompanying notes are an integral part of these financial statements.

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                ---------------------------------------
                                                     1998          1997          1996
                                                -------------  ------------  ------------
  Cash Flows From Operating Activities
    Net loss                                    $ (12,323,795) $(15,043,371) $ (7,809,490)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Amortization of goodwill                        200,397     1,254,583     1,384,715
      Impairment of goodwill and patent               641,679     4,722,425            -
      Depreciation and amortization                   874,400       686,121       361,607
      Manufacturing activity exit costs             2,615,489            -             -
      Amortization of debt discount and financing          -        542,408       154,200
      Interest paid with stock and stock warrants   2,582,154       331,827            -
      Purchased research and development                   -        325,000     1,561,000
      Stock issued for services                       231,386       397,292       111,370
      Compensation from stock options granted        108,612        899,552       963,340
      Beneficial conversion feature granted               -         413,563            -
      Gain on sale of business assets                     -        (332,751)           -
      Changes in operating assets and liabilities:
       Accounts receivable                          (370,612)       (36,810)        7,622
       Inventory                                     (57,042)      (109,182)      (41,105)
       Accounts payable                             (434,528)       509,631        41,546
       Accrued liabilities                          (580,008)       467,140       (86,981)
       Other                                         137,070        261,441      (237,312)
                                                ------------  -------------  ------------
      Net Cash and Cash Equivalents Used By
       Operating Activities                       (6,374,798)    (4,711,131)   (3,589,488)
                                                ------------  -------------  ------------
  Cash Flows From Investing Activities
    Payments for the purchase of property
     and equipment                                  (128,461)      (247,457)     (663,707)
    Proceeds from sale of business assets
     and property                                      4,359        394,499        10,754
    Cash paid for acquisitions, net of cash
     received                                             -              -       (248,736)
                                                ------------  -------------  ------------
      Net Cash and Cash Equivalents Provided
       By (Used By) Investing Activities            (124,102)       147,042      (901,689)
                                                ------------  -------------  ------------
  Cash Flows From Financing Activities
    Proceeds from issuance of common stock         5,024,273      2,564,137     4,206,700
    Proceeds from borrowings, net of discount      2,480,000      2,900,000       775,000
    Proceeds from issuance of mandatorily
     redeemable Preferred Stock                      700,000             -             -
    Proceeds from exercise of warrants                63,269             -             -
    Principal payments on obligation under
     capital lease                                  (159,909)      (108,088)           -
    Principal payments on notes payable           (1,329,781)      (395,297)     (309,567)
                                                ------------  -------------  ------------
      Net Cash and Cash Equivalents Provided
       By Financing Activities                     6,777,852      4,960,752     4,672,133
                                                ------------  -------------  ------------
  Net Increase In Cash and Cash Equivalents          278,952        396,663       180,956

  Cash and Cash Equivalents - Beginning of Year      614,897        218,234        37,278
                                                ------------  -------------  ------------
  Cash and Cash Equivalents  - End of Year      $    893,849  $     614,897  $    218,234
                                                ============  =============  ============

   Supplemental cash flow information and noncash investing and financing activities - Note 8

   The accompanying nots are an integral part of these financial statements.

                 WORLD WIRELES COMMUNICATIONS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES


          ORGANIZATION AND NATURE OF BUSINESS - World Wireless Communications, Inc. and its subsidiaries (collectively, "the Company") design and develop wired and wireless communications technology, systems and products. The Company has developed a web-enabling technology known as X-traWeb(TM). The Company's primary efforts are on marketing and further enhancing X-traWeb. Through March 2000, the Company also provided contract manufacturing services to the electronics wireless communications industry, as well as engineering and products related to supervisory control and data acquisition (commonly known as SCADA) technologies. During the fourth quarter of 1999 the Company initiated a plan to exit activities related to contract and in-house manufacturing.

          The Company was formed on November 15, 1995 as a Nevada Corporation. Its name was changed during January 1998, from Data Security Corporation, to World Wireless Communications, Inc. During February 1997, the Company acquired Digital Radio, as described in Note 3 - Business Combination and Acquisitions, and thereby gained wired and wireless communication technology engineering, design, assembly and manufacturing capabilities. The results of operations for Digital Radio have been included in the consolidated operations since February 12, 1997. During October and November 1997 the Company acquired the Delaware company, TWC Ltd., operating under the name Austin Antenna, and the Kansas company, XARC Corporation. These two acquisitions brought the Company technology and sales contacts which compliment the Company's technology and provided the ability to develop X-traWeb. Effective January 1, 1998, all of the subsidiaries of the Company at that date, except TWC Ltd., were merged into World Wireless Communications, Inc. During 1998 the Company sold business assets and products relating to a line of personal computer security products known as SecuriKey. Sales from the security products were insignificant during 1998 and 1997.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of World Wireless
          Communications, Inc. and its wholly owned subsidiaries.
          Intercompany accounts and transactions have been eliminated in consolidation.

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

          BUSINESS CONDITION - The Company has sustained net losses of $12,323,795, $15,043,371, and $7,809,490 during each of the three years in the period ended December 31, 1999. In addition, operating activities have used cash and cash equivalents of $6,374,798, $4,711,131 and $3,589,488 during each of the three the years in the period ended December 31,1999. As of December 31, 1999, the Company had a working capital deficiency of $4,126,137 and a capital deficiency of $4,480,312. Management's plans to improve the Company's financial condition include obtaining profitable operations in the future by fulfilling sales contracts which are being pursued, collecting royalty payments under existing royalty agreements, obtaining additional equity capital and converting of a portion of notes payable into common stock. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due. As described in
          Note 15 - Subsequent Events, during 2000, the Company has issued common stock for proceeds of approximately $13.6 million, redeemed its mandatorily redeemable preferred stock and paid its secured bridge loan debt.

          CONCENTRATION OF RISK AND SEGMENT INFORMATION -The Company operates solely in the electronics industry and has assets only within the United States. Export sales during the years ended December 31, 1999, 1998 and 1997 were $0, $322,387 and $1,661,752, respectively, of which $0, $322,387 and $1,607,706, respectively, were to customers in Japan. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

          FINANCIAL INSTRUMENTS - The Company has a concentration of risk from cash in banks in excess of insured limits. The amounts reported as cash, investments in securities available-for-sale, other receivables, trade accounts payable, accrued liabilities, accrued lease obligation on abandoned office and manufacturing facility, notes payable and obligations under capital lease are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

          TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS -Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the three reporting years. Sales to the four major customers during each of the years in the period ended December 31, 1999 were as follows: Customer "A" - $463,041, $322,387and $1,596,000; Customer "B" - $0,$0 and $413,512;
          Customer "C" - $601,606,$2,739,375, and $0; and Customer
          "D" - $363,120,$0, and $77,667; Customer "E" - $423,090,
          $148,765, and $0. Sales to major customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a major customer.

          At December 31, 1999 and 1998, an allowance for doubtful accounts of $190,328 and $65,000, respectively, was provided against trade and other receivables.

          INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. In connection with the exit from contract and in-house manufacturing, the Company recognized a write-down of inventory of $405,466 to its liquidation value. The write-down was charged to operations during the year ended December 31, 1999 and is included in manufacturing activity exit costs.

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

          The Company evaluated the recoverability of the long-lived assets and goodwill recognized in connection with the Digital Radio acquisition during 1998 and with the TWC Ltd. acquisition during the fourth quarter of 1999, and determined that circumstances indicate an inability to recover their carrying amount. Accordingly, an impairment loss of $641,679 and $4,722,425 was recognized during 1999 and 1998, respectively, to adjust the carrying amount of the long-lived assets and goodwill to their estimated expected discounted net future cash flows. Based on future expected discounted cash flows from the technology acquired from Digital Radio, the value of the asset group, including goodwill, was reduced at December 31, 1998 to approximately $900,000 with goodwill comprising $600,000 of that amount. The TWC Ltd. goodwill was reduced to zero at December 31, 1999.

          The remaining balance of goodwill arose from the acquisitions of Digital Radio, and is being amortized over a 5-year period from the original acquisition dates, on a straight-line basis. Amortization expense was $200,397, $1,254,583 and $1,384,715 during the years ended December 31, 1999, 1998 and 1997, respectively.

          EQUIPMENT - Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $573,285, $613,240 and $338,043, for of the years ended December 31, 1999, 1998 and 1997, respectively. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost of the equipment and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The cost of equipment was reduced by the portion of the cost to exit the manufacturing activity related to equipment.

          INVESTMENTS -At December 31, 1999, investment in securities consisted of common stock of customers classified as available-for-sale and stated at quoted fair value of $130,403. The cost of the securities was $75,000. The unrealized gain as of December 31, 1999 was $55,403 which is shown as a separate component of stockholders' deficit. The change in net unrealized gains on securities during 1999 was a decrease in the holding gain of $7,245.

          The changes in net unrealized gains on the securities during the years ended December 31, 1998 and 1997 was $(50,706) and $113,354, respectively.

          SALES RECOGNITION - Sales are recognized upon delivery of products or services and acceptance by the customer. As a result of design and technology contracts, the Company has a right to receive royalties which will be recognized upon the related sales by customers.

          STOCK-BASED COMPENSATION - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Stock-based compensation to non-employees, including directors after 1998, is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model.

          LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of 7,415,260, 641,922 and 1,521,846 potentially issuable common shares at December 31, 1999, 1998 and 1997, respectively, would have decreased the loss per share and have been excluded from the calculation.

          FOURTH QUARTER ADJUSTMENTS - During the fourth quarter of 1999, the Company made various adjustments that pertained to fourth quarter events. The Company accrued items relating to the exit from manufacturing activities. The Company evaluated and impaired related goodwill as described above under Goodwill and Long-Lived Assets, and impaired a patent with a remaining book value of $270,000. The Company recorded preferred dividends from the issuance of preferred stock. The amount of the dividends recognized was $130,000. The Company granted warrants to shareholders during the fourth quarter that resulted in the recognition of $425,155 of interest expense.

          NOTE 2--EXIT FROM MANUFACTURING ACTIVITIES

          During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb TM products whereby all contract manufacturing was discontinued, all in-house production would be outsourced and the Company would move its executive offices to Denver, Colorado. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The Company plans to complete the relocation of its administrative and research facilities by the end of March 2000. The Company recognized as exit costs the related non-cancelable obligation under a lease agreement for office and manufacturing facilities in Salt Lake City, Utah through 2005. Future minimum lease payments of $1,756,924 under the lease were charged to operations during the year ended December 31, 1999. Other costs relating to the exit plan include the write-down of inventory to be liquidated and the impairment of other manufacturing related assets, totaling $858,565. Concurrent with the exit from manufacturing activities, the Company evaluated and impaired related goodwill by $371,679, and a related patent by $270,000.

          NOTE 3--BUSINESS COMBINATION AND ACQUISITIONS

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

          The merger has been accounted for using the purchase method of accounting. The purchase price, based upon the fair value of the common shares and stock options issued, was $8,674,062. The fair value of the common shares and stock options issued was based upon the average market price of the Company's common stock at the time of the acquisition, discounted for restrictions on resale and for trading volume. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $7,885,075, which was recognized as goodwill. The fair value of purchased research and development amounted to $1,258,000 and was recognized as an expense at the date of the merger. The accompanying consolidated financial statements include the accounts and operations of Digital Radio from February 12, 1997. The following pro forma information presents the results of operations for the year ended December 31, 1997 as if the Digital Radio acquisition had occurred at the beginning of 1997. The write-off of purchased research and development was a nonrecurring charge which resulted directly from the transaction and therefore has been excluded from the following pro forma information. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1997 as described above or of the results which may occur in the future.

           Sales. . . . . . . . . . . . . . . . .  . . . . . $  3,048,014
           Net Loss . . . . . . . . . . . . . . .  . . . . .   (6,827,950)
           Net Loss per Common Share. . . . . . .  . . . . . $      (0.72)

          On October 31, 1997, the Company acquired all of the outstanding common stock of TWC Ltd. (TWC), a Delaware corporation engaged in the design and manufacture of antennas for sale to radio and electronics manufacturers, and acquired substantially all of the assets of Austin Antenna, Ltd. (Austin Antenna), a New Hampshire corporation. The Company paid $146,000 in cash by advancing $106,000 and by paying $40,000 in acquisition costs, and issued 100,000 shares of restricted common stock valued at $1,036,000 or $10.36 per share. The Company also issued 1,200 shares of stock to the owners of TWC for services valued at $12,432.The acquisition was accounted for using the purchase method of accounting. The net assets acquired were recorded at their fair value, with $400,000 allocated to patents and $200,000 allocated to research and development, which was charged against operations. The excess of the purchase price over the estimated fair value of the net assets acquired was $434,443 which was allocated to goodwill. The results of operations of TWC are included in the consolidated financial statements from the date of acquisition. The net assets and operations of TWC are not significant to the net assets and operations of the Company; therefore, pro forma financial information is not presented.

          On November 11, 1998 the Company acquired all of the issued and outstanding stock of XARC Corporation, a Kansas corporation primarily engaged in development and sales of wireless technology, by issuing 10,000 shares of restricted common stock valued at $103,000. XARC had no assets or liabilities prior to the acquisition. The acquisition was accounted for under the purchase method of accounting with the purchase price allocated to purchased research and development and charged against operations at the acquisition date. Results of operations for XARC are included in the consolidated financial statements from the date of acquisition.

          NOTE 4--INVENTORY

          Inventory consisted of the following:

                                                   December 31,
                                             -------------------------
                                                    1999          1998
                                             -----------    ----------
               Materials                     $         -    $  336,952
               Work in process                         -        48,232
               Finished goods                    201,815       143,840
                                             -----------    ----------
               Total                         $   201,815    $  550,239
                                             ===========    ==========


          NOTE 5--EQUIPMENT

          Equipment consisted of the following:


                                                   December 31,
                                             -------------------------
                                                    1999          1998
                                             -----------    ----------
               Computer equipment            $   390,047    $  336,952
               Manufacturing equipment           837,099     1,403,438
               Office furniture                  204,946       144,977
               Software                          151,403       200,563
               Leasehold improvement             952,360             -
                                             -----------    ----------
               Total                           1,775,855     2,085,930

               Accumulated depreciation       (1,583,603)   (1,047,285)
                                             -----------    ----------

               Net Equipment                 $   192,252    $1,038,645
                                             ===========    ==========

          NOTE 6--NOTES PAYABLE




                                                   December 31,
                                             -------------------------
                                                    1999          1998
                                             -----------    ----------
          10% Note payable to an unrelated
          party; due September 30, 1998;
          unsecured; converted into common
          stock in 1999                      $        -     $  800,000

          16% senior secured notes payable;
          interest payable quarterly;
          due May 14, 2000; secured by all
          assets                              3,324,827              -

          16% 1998 Bridge loan notes payable;
          net of unamortized discount
          of $325,448; paid May 15, 1999              -      2,174,552

          12% Note payable to an employee;
          payable $1,408 monthly through
          December 31, 1999; unsecured                -         18,306
                                             ----------     ----------

          Total Notes Payable                $ 3,324,82     $2,992,858
                                             ==========     ==========

          On December 10, 1998 the Company agreed to a modification of the terms of $800,000 of notes payable whereby the notes became convertible, together with accrued interest, into shares of common stock at $1.00 per share. Since the fair value of the common shares was $1.42 per share at that date, the related beneficial conversion feature was valued at $374,172, or $0.42 per share, and was recognized as interest expense on the date granted. The debt and $93,698 of accrued interest were converted into 893,698 common shares on March 4, 1999. In conjunction with the conversion of these notes payable, the Company recognized additional interest expense of $81,517 from the beneficial conversion rate on the date of the conversion of accrued interest on the notes payable that was converted to common stock at the rate of $1.00 per share when the market price of the common stock was $1.88 per share.

          In May 1998, the Company executed 1998 bridge loan notes totaling $2,500,000. The notes were initially issued with interest at 10% per annum. Due to not meeting certain loan covenants, the notes were modified retroactively to the date executed to bear interest at 16% per annum. Interest was payable quarterly, commencing on August 15, 1998. The notes were due on May 15, 1999 and were secured by substantially all of the assets of the Company. On May 14, 1999, the 1998 bridge loan notes were repaid with cash of $1,250,000, $1,000,000 was rolled into the senior secured 16% notes payable discussed below and the remaining $250,000 was converted into preferred stock.

          In conjunction with the 1998 bridge loan notes, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $3.00 per share ("the Warrants"), which exercise price was reduced on September 11, 1998 to $0.75 per share and was further reduced to $0.25 per share on November 19, 1998, as further explained below. The Warrants expire on May 15, 2003.

          Under the covenants of the loan agreements, the Company would have been in default on September 15, 1998 and on November 19, 1998 because the Company had revenues less than required for the quarters ended June 30, 1998 and September 30, 1998, respectively. However, the Company obtained separate waivers of the default for the quarters ended June 30, 1998 and September 30, 1998 from each of the holders of the notes. As a condition thereto, the Company agreed to increase the interest rate on the notes retroactive to May 1998, from 10% to 16%, to change the exercise price of each Warrant from $3.00 per share to $0.25 per share, to grant the holders of the notes additional warrants to purchase 83,333 shares of the Company's common stock at an exercise price of $0.25 per share, and to use the proceeds of any offering of its securities to repay the notes on a pro rata basis (excluding any funds provided therein by Lancer Partners L.P., Michael Lauer and their affiliates), effective in each instance retroactively to May 15, 1998. In addition, the holders of the notes agreed to waive any rights under the anti-dilution clause under the Warrants arising from the offering of the Company's securities, except in the case of any securities with an offering price of less than $0.25 per share, in which event the exercise price of each of the warrants will be changed to such price.

          The original Warrants were detachable and had a fair value of $867,856, or $3.47 per Warrant on the date issued. The value of the warrants was estimated on the date issued using the Black-Scholes option-pricing model. The proceeds were allocated to the Warrants based upon their fair value and the remainder of the proceeds of $1,632,144 were allocated to the notes. Interest expense from amortization of the discount on the notes payable was $542,408 during the year ended December 31, 1998 and $325,448 during the year ended December 31, 1999. Interest expense resulting from the modifications of the Warrants and from granting additional warrants was $331,827 during the year ended December 31, 1998.

          The Company was also in default under the terms of the notes at December 31, 1998 and March 31, 1999. On May 14, 1999 the Company issued $2,600,000 of senior secured 16% notes payable which mature in one year. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 of principal of the 1998 bridge loan notes. On August 27, 1999, the Company issued an additional $480,000 of senior secured 16% notes payable for cash in the amount of $480,000, and on October 11, 1999, the Company issued an additional $400,000 of senior secured 16% notes payable for cash in the amount of $400,000. The Company paid $155,173 of the notes during 1999.

          The notes payable are secured by substantially all the Company's assets. Interest on the notes is payable quarterly. A mandatory pre-payment of principal equal to 25% of the gross proceeds from any issuance of the Company's securities is due upon the closing of the issuance. The terms of the notes state that the notes would be in default if the reported loss before interest, depreciation, amortization and taxes exceeded $1,000,000 for the quarter ended June 30, 1999, or if income as computed above was less than $250,000 or $1,000,000 for the quarters ended September 30, 1999 or December 31, 1999, respectively. The notes would also be in default if the Company failed to make a mandatory pre-payment of principal from the issuance of the Company's securities. If the notes were determined to be in default for a quarter the Company could be required to issue five-year warrants to purchase 300,000 shares of common stock at $0.25 per share as compensation for the default with respect to such quarter.

          The Company was not in compliance with the terms of the notes, accordingly, for the quarters ended June 30, and September 30, 1999, the Company accrued $279,555 and $397,647 of interest expense respectively, for the default. The interest accrual was valued based upon the value of the warrants had they been issued on June 30, and September 30, 1999, respectively. The Company also issued 200,000 shares of common stock as compensation to the holders of the notes as consideration of extending the interest payment on the notes to December 31, 1999. The Company recognized $512,000 of interest expense for the issuance of the 200,000 shares.

          NOTE 7--INCOME TAXES

          The net loss for all periods presented resulted entirely
          from operations within the United States. There was no
          provision for or benefit from income tax for any period.
          The components of the net deferred tax asset are shown
          below:
                                                            1999         1998
                                                       ---------   ----------
               Operating loss carryforwards            $9,439,391  $5,011,372
               Accrued liabilities and other               33,669      92,689
                                                       ----------  ----------
               Total Deferred Tax Assets                9,473,060   5,104,061
               Valuation Allowance                     (9,473,060) (5,104,061)
                                                       ----------- ----------
               Net Deferred Tax Asset                  $         - $        -
                                                       =========== ==========

          For tax reporting purposes, the Company has net operating loss carryforwards in the amount of $24,630,388 which will expire beginning in the year 2012. Of this amount, $1,246,871 was from Digital Radio prior to its acquisition, and the availability of this amount to offset future taxable income is limited.

          The following is a reconciliation of the amount of tax
          (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

                                              For the Years Ended
                                                  December 31,
                                     -------------------------------------
                                        1999         1998         1997
                                     -----------  -----------  -----------
    Tax at statutory rate (34%)      $(4,190,090) $(5,091,163) $(2,560,277)
    Non-deductible expenses              227,776      604,178      645,880
    Change in valuation allowance      4,368,999    5,299,083    2,301,134
    State tax benefit, net of
     federal tax effect                 (406,685)    (494,142)    (248,497)
    Research and development credit           -      (317,956)    (138,240)
                                     -----------  -----------  -----------
       Net Income Tax Expense        $            $        -   $        -
                                     ===========  ===========  ===========

          In connection with the Digital Radio acquisition in 1997, $1,258,000 of research and development was written-off before tax. This amount comprises most of the non-deductible expenses in 1997. The results of the acquisition was an increase to total deferred tax assets of $620,647 and a corresponding increase in the valuation allowance.

          NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
                   INVESTING AND FINANCING ACTIVITIES

          SUPPLEMENTAL CASH FLOW INFORMATION -


           FOR THE YEARS ENDED DECEMBER 31,


                                         For the Years Ended December 31,
                                         --------------------------------
                                            1999         1998        1997
                                         -------  -----------    --------
               Interest Paid             424,620  $   531,247    $ 34,426

          NONCASH INVESTING AND FINANCING ACTIVITIES -

          The Company acquired equipment and incurred obligations under capital lease agreements during 1999 for equipment acquired valued at $18,000. Two notes payable totaling $800,000 along with $93,698 of accrued interest were converted into 893,698 shares of common stock.

          The Company converted $1,000,000 of the 1998 bridge loan notes into the 16% senior secured notes payable. In addition, $250,000 of the 1998 bridge loan notes were converted into mandatorily redeemable preferred stock. During 1999, the Company also canceled $8,449 of the remaining balance of a note issued to an employee, and returned to the employee the equipment previously purchased from the employee.

          During 1998, the Company issued stock for notes payable to three individuals. The total of the notes receivable was $72,852. In conjunction with these notes, interest expense in the amount of $10,567 was charged on one of these notes. The Company acquired equipment and incurred obligations under capital lease agreements during 1998 for equipment valued at $900,993. The Company also purchased equipment for a note in the amount of $4,278. During 1998, the Company repurchased stock options from employees and eliminated $903,619 of unamortized compensation relating to the repurchased unvested stock options. The Company also incurred $392,662 in compensation expense and $70,518 in unearned compensation by issuing stock options during 1998.

          The Company sold business assets relating to its SecuriKey products during 1998. The Company realized proceeds on the sale of $372,499 and recognized a gain of $319,528. The Company also sold other assets to various parties during the year. The book value of the assets sold was $16,940. The Company realized proceeds on the sale of $8,636 resulting in a loss upon disposal of $13,223.

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
                                                 ==========


          NOTE 9--MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

          On May 14, 1999 the Company authorized 950 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase up to 4,750,000 common shares at $0.25 per share, and issued 950 shares of preferred stock and the related warrants between May 15, 1999 and October 5, 1999. The preferred shares must be redeemed within one year at their par value plus accrued dividends. The preferred stock cash dividend requirement is $95,000 annually. The preferred stock was issued for proceeds of $950,000 consisting of $700,000 cash and the deemed payment of $250,000 of principal of the 1998 bridge loan notes. The issuance of the preferred stock with warrants was accounted for as the granting of a favorable conversion feature to the preferred stock holders. The value assigned to the warrants was based on their intrinsic value but limited to the cash proceeds and the amount of the deemed principal payments on the 1998 bridge loan notes. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $950,000 was recognized as preferred dividends on the dates the preferred shares were issued. Preferred dividends in the amount of $50,658 were accrued but unpaid at December 31, 1999.

          The Mandatorily Redeemable Preferred Stock constitutes the senior series of any preferred stock the Company may issue and has a first priority in liquidation of $1,000 per share, plus the amount of unpaid cumulative dividends after payment of all claims to creditors. The preferred shares are non-voting and have a 10% cumulative dividend, and are mandatorily redeemable upon the earlier of May 14, 2000 or the Company's raising of gross proceeds of $5,500,000 from the closing of one or more private placement transactions or secondary offerings of its securities. The preferred stock is convertible into shares of the Company's common stock at the conversion rate of 1,000 shares of common stock for each share of Mandatorily Redeemable Preferred Stock, or $0.10 per share if all the shares the Company's preferred stock are not redeemed by May 14, 2000 based on the 950 shares of the Company's preferred stock which are issued and outstanding.

          NOTE 10--STOCKHOLDERS' EQUITY

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

          During February 1999, the Company issued 2,040,000 common shares for cash in the amount of $2,040,000 received in a private placement offering. In connection with the offering, the Company granted options to purchase 200,000 common shares at $1.75 per share within 5 years and issued 8,000 shares of common stock as a finder's fee. The Company paid $163,200 as a finder's fee in connection with the private placement. The Company issued 3,538,000 common shares for cash in the amount of $3,538,000 received in other various private placement offerings throughout the year. In connection with the offerings, the Company paid $390,527 and issued 26,000 shares of common stock as finders' fees.

          During March 1999, note holders converted two unsecured promissory notes totaling $800,000, together with accrued interest, into 893,698 common shares at $1.00 per share under the terms of a conversion privilege granted to the note holders in December 1998. At the date of the conversion, the Company recognized a beneficial conversion feature of $81,517 relating to the conversion of accrued interest into common stock at a favorable conversion rate.


          During 1999, the Company issued 120,841 restricted common shares for services valued at $231,386, or $1.91 per share.

          During 1999, the Company issued 253,077 common shares upon exercise of warrants for cash in the amount of $63,269 or $0.25 per share and, during August 1999, the Company issued 250,000 common shares to holders of bridge loan notes in satisfaction of the Company's default on the notes. The value of the shares issued on the default of the bridge loan was $250,000, or $1.00 per share. During November 1999, the Company defaulted on its obligation to pay interest on the 16% senior secured notes. The Company issued 200,000 shares of common stock in satisfaction of the default and the interest payment. The stock was valued at $512,000 or $2.56 per share.

          During 1999, Company issued warrants to the holders of the 16% senior secured loan notes as satisfaction of defaults on the notes. The Company issued 300,000 warrants on June 30 and again on September 30, 1999, and recognized $279,555, and $397,647 of interest expense, respectively, from the issuance of the warrants.

          During April 1999, the Company granted warrants to purchase 100,000 shares of common stock to the holders of the 1998 bridge loan notes. The Company recognized
          $170,774 of interest expense from the issuance of the warrants. Also, on October 1, 1999, the Company granted warrants to purchase 398,000 shares of common stock to two shareholders for services to the Company. The Company recognized an expense relating to these services of $425,155 at the date of the grant.

          NOTE 11--STOCK OPTIONS

          The Company has granted stock options under stock option plans and has granted other individual options to employees and directors.

          Under the 1997 Stock Option Plan (the 1997 Plan), options to purchase a maximum of 1,500,000 common shares were authorized for issuance to officers and employees. Options to purchase 937,044 common shares were granted under the 1997 Plan on December 18, 1997 with a weighted-average exercise price of $6.50 per share. The options become exercisable from the date granted through November 10, 1999. The unexercised options were to expire on December 17, 2002. Compensation relating to the options of $2,108,349, or $2.25 per share, was to be recognized over the period the options vest, of which $697,840 was recognized during the fourth quarter of 1997. In April 1998, the Board of Directors approved the repurchase of 638,236 unvested options under the 1997 Plan for $6,382, or $0.01 per share. The Company recognized compensation expense relating to these options of $506,890 during 1998. The remaining unearned compensation relative to the options repurchased was eliminated.

          The Company adopted the 1998 Employee Incentive Stock Option Plan and the 1998 Non-Qualified Stock Option Plan during December 1998. The plans were ratified by the shareholders in April 1999. Options to purchase up to 2,000,000 common shares are authorized under the terms of the plans. Options under the plans may be granted to key employees of the Company including officers, directors and employees. Options granted under the 1998 Employee Incentive Stock Option Plan are exercisable at the fair value of the common stock on the date granted (110% of fair value if granted to a shareholder who owns 10% or more of the total combined voting power of all classes of stock of the Company). Options may be exercised by payment of cash or by shares of common stock of the Company. Options granted under the plans are generally exercisable over three to five years and expire five years from the date of grant.

          During 1999, the Company granted 30,000 5-year and 30,000 4-year options to purchase 60,000 shares of common stock at $1.94 and $2.04 per share, respectively to Directors. The options were valued according to their fair value, which was $96,214 on the date of the grant. Compensation expense of $51,532 was recognized on the issuance of the options and $44,682 will be recognized over the remaining vesting period of the options. The Company also issued 150,000 warrants to purchase common stock to holders of the bridge loan notes for services rendered. Interest expense of $130,385 was recognized on the issuance of the warrants.

          A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the years then ended are presented below:

                                          1999                 1998                   1997
                                   ------------------  --------------------- --------------------
                                             Weighted               Weighted             Weighted
                                              Average                Average              Average
                                             Exercise               Exercise             Exercise
                                   Shares      Price      Shares      Price     Shares     Price
                                 ---------   --------- ------------  ------- -----------   ------

Outstanding at beginning Of year    641,922     $ 4.22    1,521,846   $ 4.33     258,000   $ 0.33
Granted                             837,000       1.98      595,678     5.03   1,288,944     5.06
Exercised                                 -          -     (435,051)    0.44     (25,098)    1.19
Forfeited or canceled              (458,272)      3.08   (1,040,551)    6.32           -        -
                                 ----------             -----------           ----------
Outstanding at end of year        1,020,650       2.89      641,922     4.22   1,521,846     4.33
                                 ==========             ===========           ==========
Options exercisable at
 year-end                           352,649       4.52      417,900     4.60     792,610     2.32
                                 ==========             ===========           ==========
Weighted-average fair value
 of options granted during
 the year                        $     1.55             $      3.86           $     3.43
                                 ==========             ===========           ==========

</TABLE)

The following table summarizes information about stock options outstanding at December 31, 1999:

                        Options Outstanding           Options Exercisable
                  -----------------------------------  ----------------
                                             Weighted-         Weighted-
                               Average       Average           Average
   Range of                  Contractual     Exercise          Exercise
    Prices          Shares       Life          Price    Shares   Price
--------------    ---------   ----------     --------  ------- -------
$ 1.25 - $1.94      222,000   1.95 years     $   1.65  113,999 $  1.58
$ 2.09 - $2.09      560,000   1.86 years         2.09        -       -
$ 3.40 - $3.50       80,650   1.74 years         3.43   80,650    3.43
$ 6.50 - $6.50      138,000   2.22 years         6.50  138,000    6.50
$12.00 -$12.00       20,000   3.04 years        12.00   20,000   12.00
                  ---------                           --------
$1.25 - $12.00     1,020,650  1.94 years         2.89  352,649    4.52
                  ==========                          ========

          The Company measures compensation under
          stock-based options and plans using the
          intrinsic value method prescribed in Accounting
          Principles Board Opinion 25, Accounting for
          Stock Issued to Employees, and related
          interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS
          123)  Accounting for Stock-Based Compensation.
          Stock-based compensation charged to operations was $108,612, $899,553 and $963,340 for the years ended December 31, 1999, 1998 and 1997, respectively. Had compensation cost for the Company's options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:



                                  For the Years Ended December 31,
                              -----------------------------------------
                                      1999           1998          1997
                              ------------   ------------   -----------
     Net loss:
          As reported         $(12,323,795)  $(15,332,635)  $(7,809,490)
          Pro forma            (12,766,433)   (17,506,009)   (8,060,504)
     Basic and diluted loss
      per common share:
          As reported         $     (0.77)   $      (1.34)  $     (0.85)
          Pro forma                 (0.80)          (1.56)        (0.87)


The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively:
dividend yield of 0.0% for all years; expected volatility of 166%, 105%, and 79%; risk-free interest rate of 5.6%, 5.2%, and 5.3%; and expected lives of the options of 2.0 years, 4.1 years, and 2.0 years.


NOTE 12--STOCK WARRANTS

During 1998, the Company issued warrants to purchase 250,000 common shares of stock at $3.00 per share to holders of the 1998 bridge loan notes. The warrants were subsequently repriced to $0.25 per share. An additional 83,333 warrants were issued to the note holders during 1998. The value of the warrants was estimated on the dates issued and on the dates the warrants were modified using the Black-Scholes option-pricing model. The Company recognized $1,199,683 of interest expense on the issuance and repricing of the warrants. In addition, the Company issued 398,000 warrants to purchase common shares at $1.75 to $5.00 per share as financing fees in connection with the issuance of the 1998 bridge loan notes. Interest expense of $425,155 was recognized on the issuance of the warrants.

During 1999, the Company issued warrants to purchase 4,750,000 shares of common stock to the purchasers of the Company's preferred stock. The warrants were valued at $950,000.

The Company issued warrants to purchase 1,050,000 common shares to the holders of the 1998 bridge loan notes and the 16% senior secured notes as satisfaction for the potential defaults on the notes throughout 1999. The Company recognized
$1,313,195 of interest for the warrants issued.

During the year ended December 31, 1999, 253,077 warrants were exercised for services rendered to the Company valued at $63,269 or $0.25 per share.
At December 31, 1999, the Company had warrants outstanding to purchase
6,678,260 shares of common stock.

NOTE 13--RELATED PARTY TRANSACTIONS

During 1999, the Company paid $9,857 in cash on a note payable to an employee of the Company. The employee voluntarily repossessed the equipment in exchange for the remaining $8,449 of the note payable from the Company. The equipment had a book value of $16,507 at the time of disposition; the Company recorded a loss of $8,058 on the return of the equipment to the employee.

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


NOTE 14--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office and production facilities under agreements accounted for as operating leases. Lease expense attributable to the years ended December 31, 1999 and 1998 was $342,051 and $483,456, respectively. Lease expense recognized during 1999 for abandonment of property with a non-cancelable lease with a Lease term ending in August 2005, was $1,756,924. During 1999 the Company entered into an agreement to lease new facilities in connection with their new location in Denver with the lease term ending October 2004. The Company also leases engineering and office equipment under capital leases with interest Rates from 8 to 24 percent, with a weighted average interest rate of 10.16%. The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value Of net minimum lease payments as of December 31,1999:


   Years Ending December 31,:         Leases             Leases
   --------------------------        -------           ---------
          2000                        132,084             489,214
          2001                         10,960             439,776
          2002                         5,076             445,180
          2003                          5,076             457,035
          2004                            423             445,538
          Thereafter                        -             194,195
                                     --------          ----------

          Total Minimum Lease
            Payments                  153,619          $2,470,938
                                                       ==========
Less amount representing interest      12,934
                                     --------
Present Value of Net Minimum Lease
 Payments                             140,685
Less Current Portion                  119,226
                                    ---------
Long-Term Obligations Under Capital
 Lease                              $  21,459
                                    =========

The amortization of the capital leases has been included in depreciation expense.

Several capital leases exist for office equipment and telephone equipment and a several capital leases for office equipment were paid in full during 1999.
The following presents the cost and accumulated depreciation of property under capital leases by major classes:



          Telephone Equipment                $ 15,897       $ 15,897
          Office equipment                    389,184        371,184
                                             --------       --------
                                              405,081        387,081
          Less accumulated depreciation       274,454        127,745
                                             --------       --------
          Net Carrying Value                 $130,627       $259,336
                                             ========       ========

SETTLEMENT OF LEGAL CLAIMS - During 1999 The Company settled a claim from a software vendor for a $100,000 cash payment. The claim arose when the Company returned leased software and requested cancellation of the lease and technical support agreement. During 1999, the Company also settled a lawsuit brought by an investment banker and paid $145,000 as settlement expense.

UNASSERTED CLAIMS - The Company received an oral request in 1998 from Mr. and Mrs. Richard Austin to rescind the Company's purchase of the assets of Austin
Antenna Ltd., which closed in 1998. In addition, Mr. Austin requested that the Company bear the cost of (I) the legal fees and expenses in a litigation commenced against Mr. Austin in a state court in Massachusetts seeking damages for non-payment of commissions arising out of the Company's purchase of Austin
Antenna Ltd. and (ii) an unpaid finder's fee that is the subject of the Massachusetts' litigation. The Company, in turn, has advised Mr. and Mrs.
Austin that Austin Antenna Ltd. has breached its agreement with the Company. It appears Mr. Austin has reached a settlement with respect to the action against him. Although the Company believes that its claim against Austin Antenna Ltd.
and the claims of Mr. and Mrs. Austin will be amicably resolved, There can be no assurance as to the outcome thereof.

Williams Wireless, Inc. raised a claim in 1999 that the Company violated the non-competition provisions of their agreements by allegedly marketing X-traWeb products in the telemetry and meter reading applications. The Company, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with the Company. While the Company believes that Williams' claims are properly disputable, the parties agreed orally To enter into a settlement agreement and mutual release. While Williams Wireless, Inc. paid the sum due under the draft settlement agreement to the Company and the Company delivered to Williams Wireless, Inc. all inventory of products for which it made payment to the Company, the settlement agreement has not yet been signed. Under the draft agreement, the Company had agreed also to grant
Williams Wireless, Inc. a perpetual non-exclusive royalty-free license to use one of the Company's radios as a component in the Williams' telemetry systems or products. In the Interim, the Company believes that an unrelated party acquired the assets or stock of Williams Wireless, Inc. While the Company expects that such settlement agreement will be signed by such new owner in the foreseeable future, there can be no assurance of such result.

401K PROFIT SHARING PLAN -The Company sponsors a 401K profit sharing plan but has no commitment to match employees' contributions to the plan, nor has the Company made any contributions to the plan to date.


NOTE 15--SUBSEQUENT EVENTS

Subsequent to December 31, 1999, the Company issued 4,548,667 shares of common stock in a private placement for cash proceeds of $13,646,000. The Company also paid finders fees of $42,800 in connection with the private placement.
During March 2000, the Company paid off the 1999 bridge loans in existence at December 31, 1999, with cash in the amount of $2,377,623 and by the exercising of stock Warrants to purchase 3,788,813 shares at $0.25 per share. The total amount of the 1999 bridge loans paid by the exercise of the warrants was $947,204. In addition, the Company issued 273,077 common shares upon the exercise of warrants in the amount of $67,986, or $0.25 per share.

On February 25, 2000, the Company redeemed the mandatorily redeemable preferred stock for cash of $950,000 for the principal balance and $57,378 for the preferred dividends accrued to date.

During March 2000, the Company issued 16,474 shares of common stock upon the cashless exercise of 18,333 options (uaudited).




