Form 10-Q
period 2000-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2000-05-11
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                              ---------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                        Commission file number 333-38567
                       ----------------------------------


                       WORLD WIRELESS COMMUNICATIONS, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              Nevada                                          87-0549700
------------------------------------                   ------------------------
(State of other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification No.)


5670 Greenwood Plaza Blvd. Suite 340 Englewood, CO               80111
 -------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)



                  Registrant's telephone number (303) 221-1944
                                                --------------





Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X  No   .
         ---   ---

As of April 30, 2000 there were 30,205,705 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                                TABLE OF CONTENTS



PART I.        Financial Information

Item 1.        Financial Statements:

               Statement Regarding Forward-Looking Disclosure..............................................1

               Condensed Consolidated Balance Sheets (Unaudited) - as of
               March 31, 2000 and December 31, 1999........................................................2

               Condensed Consolidated Statements of Operations - (Unaudited)
               for the Three Months Ended March 31, 2000 and
               March 31, 1999..............................................................................4

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               for the Three Months Ended March 31, 2000 and March 31, 1999................................5

               Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................................................12

PART II.       Other Information

Item 1.        Legal Proceedings..........................................................................15

Item 2.        Changes in Securities......................................................................15

Item 6.        Exhibits and Reports on Form 8-K...........................................................22


               Signatures.................................................................................23

PART I - FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the ability of the Company to obtain financing for its current and future operations, to manufacture (or arrange for the manufacturing of) its products, to market and sell its products, and the ability of the Company to establish and maintain its sales of X-traWeb (TM) products. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.         FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                                                  MARCH 31,        DECEMBER 31,
                                                                    2000               1999
                                                               ---------------    ---------------

CURRENT ASSETS
  Cash and cash equivalents                                    $     9,112,713    $       893,849
   Investment in securities available-for-sale                         195,605            130,403
       Trade receivables, net of allowance for doubtful
          accounts                                                     440,726            723,355
       Other receivables                                                57,530                584
       Inventory                                                        48,178            201,815
       Prepaid expenses                                                 65,180             10,924
                                                               ---------------    ---------------
               TOTAL CURRENT ASSETS                                  9,919,932          1,960,930
                                                               ---------------    ---------------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
      IMPAIRMENTS                                                      108,320            192,252
                                                               ---------------    ---------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                              342,860            385,718
                                                               ---------------    ---------------


OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                           51,051             39,314
                                                               ---------------    ---------------




TOTAL ASSETS                                                   $    10,422,163    $     2,578,214
                                                               ===============    ===============


                                   (CONTINUED)





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      MARCH 31,          DECEMBER 31,
                                                                        2000                 1999
                                                                    ------------         ------------
CURRENT LIABILITIES
  Trade accounts payable                                            $    317,029         $    547,978
  Accrued liabilities                                                    374,268              338,112
  Accrued lease obligation on abandoned office and
    manufacturing facility                                             1,674,364            1,756,924
  Notes payable                                                           43,333            3,324,827
  Obligation under capital leases - current portion                       86,775              119,226
                                                                    ------------         ------------
              TOTAL CURRENT LIABILITIES                                2,495,769            6,087,067
                                                                    ------------         ------------


LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                 17,394               21,459
                                                                    ------------         ------------


MANDATORILY REDEEMABLE 10% PREFERRED STOCK,
  $0.001 par value; 1,000,000 shares authorized; 950 shares
  designated mandatorily redeemable; 0 and 950 shares issued
  and outstanding; liquidation preference of $1,007,378                       --              950,000
                                                                    ------------         ------------


STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     31,208,847 shares at March 31, 2000 and
     21,250,016 shares at December 31, 1999                               31,192               21,250
     Additional paid-in capital                                       48,846,562           35,242,864
     Unrealized gain on marketable equity securities                     120,605               55,403
     Unearned compensation                                               (40,239)             (48,294)
     Receivable from shareholder                                         (66,828)             (66,828)
     Accumulated deficit                                             (40,982,292)         (39,684,707)
                                                                    ------------         ------------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     7,909,000           (4,480,312)
                                                                    ------------         ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 10,422,163         $  2,578,214
                                                                    ============         ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                  --------------------------------

                                                      2000                1999
                                                  ------------        ------------

SALES                                             $    510,815        $  1,033,375
COST OF SALES                                          428,106             821,685
                                                  ------------        ------------
GROSS PROFIT                                            82,709             211,690
                                                  ------------        ------------

EXPENSES
   Research and development expense                    237,742             241,265
   General and administrative expenses               1,143,467           1,132,758
   Manufacturing activity exit costs                   (72,624)                 --
   Amortization of goodwill                             42,858              50,099
                                                  ------------        ------------
TOTAL EXPENSES                                       1,351,443           1,894,234
                                                  ------------        ------------

LOSS FROM OPERATIONS                                (1,268,734)         (1,682,544)
OTHER INCOME/(EXPENSE):
    Interest income                                     75,972              (4,682)
    Interest expense                                  (107,483)            474,794
    Other income                                         9,380                  --
                                                  ------------        ------------
NET LOSS                                          $ (1,290,865)       $ (1,682,544)


PREFERRED STOCK DIVIDEND                                (6,720)                 --
                                                  ------------        ------------


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $ (1,297,585)       $ (1,682,544)
                                                  ------------        ============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.05)       $      (0.10)
                                                  ------------        ------------




WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATION               24,124,702          16,474,289
                                                  ============        ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                -------------------------------

                                                                   2000                 1999
                                                                -----------         -----------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      $(1,290,865)        $(1,682,544)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
     Amortization of goodwill                                        42,858              50,099
     Depreciation and amortization                                   23,447             247,848
     Amortization of debt discount                                       --             216,963
     Amortization of unearned compensation                            8,055              38,686
     Compensation for stock options                                      --              21,540
     Stock issued for interest                                           --              93,698
     Stock issued for services                                           --             172,466
     Valuation allowance on inventory                               (72,624)                 --
  Provision for doubtful accounts receivable                         93,304                  --
     Changes in operating assets and liabilities:
             Accounts receivable                                    132,379            (218,576)
             Inventory                                              226,261              73,239
             Prepaid expenses/other assets                          (27,986)             (3,671)
             Accounts payable                                      (230,948)           (504,133)
             Accrued liabilities                                      4,254              14,446
                                                                -----------         -----------

  NET CASH AND CASH EQUIVALENTS USED BY OPERATING
        ACTIVITIES                                               (1,091,865)         (1,479,939)
                                                                -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for the purchase of property and equipment            (22,769)             (7,378)
     Proceeds from sale of property and equipment                    93,997                  --
                                                                -----------         -----------
NET CASH AND CASH EQUIVALENTS PROVIDED BY
        (USED BY) INVESTING ACTIVITIES                               71,228              (7,378)
                                                                -----------         -----------




                                   (CONTINUED)



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                              ---------------------------------

                                                                  2000                 1999
                                                              ------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                  $ 12,265,217         $  1,876,800
  Proceeds from exercise of warrants                             1,348,422                   --
  Redemption of preferred stock                                   (950,000)                  --
  Principal payments on notes payable                           (3,330,244)            (108,697)
  Principal payments on obligation under capital lease             (36,516)             (34,386)
  Payment of preferred dividends                                   (57,378)                  --
                                                              ------------         ------------


NET CASH AND CASH EQUIVALENTS PROVIDED BY
    FINANCING ACTIVITIES                                         9,239,501            1,733,717
                                                              ------------         ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                        8,218,864              246,400

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    893,849              614,897
                                                              ------------         ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                     $  9,112,713         $    861,297
                                                              ============         ============


SUPPLEMENTAL CASH FLOW INFORMATION-

Cash paid for interest was $183,577 and $100,828.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES 3 AND 5

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of World Wireless Communications, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF RISK AND SEGMENT INFORMATION -- The Company operates solely in the electronics industry and has assets only within the United States. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

FINANCIAL INSTRUMENTS -- The Company has a concentration of risk from cash in banks in excess of insured limits. The amounts reported as cash, investments in securities available-for-sale, other receivables, trade accounts payable, accrued liabilities, accrued lease obligation on abandoned office and manufacturing facility, notes payable and obligations under capital lease are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS -- Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods. Sales to the major customers during each of the three months ended March 31, 2000 and 1999 are as follows: Customer "A" represented 48.0% and 21.1% of sales, respectively; Customer "B" represented 0% and 28.9% of sales respectively; and Customer "C" represented 0% and 23.2%, respectively. Sales to major customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a major customer.

At March 31, 2000 and December 31, 1999, an allowance for doubtful accounts of $8,686 and $190,328, respectively, was provided against trade and other receivables. The Company charged off a total of $274,946 for the three months ended March 31, 2000. The charge offs were in settlement

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of outstanding issues that had been evaluated in determining the allowance for doubtful accounts as of December 31, 1999. Provisions for doubtful accounts charged to expense for the three months ended March 31, 2000 and 1999 were $93,304 and $0, respectively. Trade receivables and the allowance for doubtful accounts are reviewed periodically and adjusted, accordingly.

INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. In connection with the exit from contract and in-house manufacturing, the Company recognized a write-down of inventory of $405,466 to its liquidation value that was charged to operations as of December 31, 1999. Reserves for inventory valuation are periodically reviewed for adequacy and adjusted, accordingly.

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

The Company evaluated the recoverability of the long-lived assets and goodwill for all acquisition during the fourth quarter of 1999, and determined that circumstances indicate an inability to recover their carrying amount. Accordingly, an impairment loss of $641,679 was recognized during 1999 to adjust the carrying amount of the long-lived assets and goodwill to their estimated expected discounted net future cash flows.

The remaining balance of goodwill is being amortized over a 5-year period from the original acquisition dates, on a straight-line basis.

EQUIPMENT - Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $12,705 and $228,344, for of the three months ended March 31, 2000 and 1999, respectively. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. The cost of equipment was reduced, as of December 31, 1999, by a $359,822 write-down reserve attributable to the exit from manufacturing activities.


INVESTMENTS - At March 31, 2000, investment in securities consisted of common stock of customers classified as available-for-sale and stated at quoted fair value of $195,605. The cost of the securities was $75,000. The unrealized gain as of March 31, 2000 was $120,605 which is shown as a separate component of stockholders' deficit. The change in net unrealized gains on securities during the three

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


months ended March 31, 2000 and 1999, was an increase in the holding gain of $65,202 and $ -, respectively.

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

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at March 31, 2000 and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive loss for the three months ended March 31, 2000 and 1999, respectively is as follows:

                                                              For the Three Months
                                                                 Ended March 31,
                                                        -------------------------------
                                                           2000                 1999
                                                        -----------         -----------

Net Loss                                                $(1,290,865)        $(1,682,544)
Increase in Unrealized Gain on Marketable Equity
 Securities                                                  65,202                  --
                                                        -----------         -----------
Comprehensive Loss for the Period                       $(1,225,663)        $(1,682,544)
                                                        ===========         ===========


NOTE 2 -- EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb (TM) products whereby all contract manufacturing was discontinued, all in-house production would be outsourced and the Company would move its executive offices to Denver, Colorado. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The Company recognized as exit costs the related non-cancelable obligation under

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


a lease agreement for office and manufacturing facilities in Salt Lake City, Utah through 2005. Future minimum lease payments of $1,756,924 under the lease were charged to operations during the year ended December 31, 1999.

The Company completed its relocation to the Denver, Colorado area in March, 2000. As discussed in Note 6 - Subsequent Events, the Company expects to terminate its lease obligation for the Salt Lake City facilities effective May 1, 2000.

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 2000, the Company issued 4,548,557 common shares for gross cash proceeds of $13,646,000 received from 45 accredited investors in a private placement offering, at $3.00 per share. These securities are exempt from registration under the Act. In connection with the offering, a total of $1,302,223 were incurred as placement costs.

In addition, the Company paid placement costs in the amount of $78,560 related to 1999 offerings during the first quarter of 2000.

During March, 2000, the Company issued a total 5,393,690 common shares related to the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,218 in cash and recorded $947,204 related to the cashless exercise of warrants by the deemed payment by reduction of the principal of 1999 Notes, as defined in Note 5 - Notes Payable. The warrants exercised totaled $1,348,422.

In March of 2000, the Company issued 16,474 shares of common stock upon the cashless exercise of 18,333 stock options.

During February, 1999, the Company issued 2,040,000 common shares for cash in the amount of $2,040,000 received in a private placement offering. In connection with the offering, the Company granted options to purchase 200,000 common shares at $1.75 per share within 5 years, and issued 8,000 shares of common stock to the placement agents. The Company also paid $163,200 in issuance costs.

During March 1999, note holders converted two unsecured promissory notes totaling $800,000, together with accrued interest, into 893,698 common shares at $1.00 per share under the terms of a conversion privilege granted to the note holders in December 1998.

During the first quarter of 1999, the Company issued 88,757 restricted common shares for services valued at $172,466, or $1.74 per share.

NOTE 4 - MANDATORILY REDEEMABLE PREFERRED STOCK

On May 14, 1999 the Company authorized 950 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


warrants to purchase 4,750,000 common shares at $0.25 per share, and issued such 950 shares of preferred stock and the related warrants between May 15, 1999 and October 5, 1999. By their terms, the preferred shares had to be redeemed within one year at their par value plus accrued dividends. The preferred stock cash dividend requirement was $95,000 annually. The preferred stock was issued for proceeds of $950,000 consisting of $700,000 cash and the deemed payment of $250,000 principal amount of 1998 bridge loan notes.

On February 25, 2000, the Company redeemed the mandatorily redeemable preferred stock for cash of $950,000 for the principal balance and $57,378 for the accrued preferred dividends accrued to date.


NOTE 5 - NOTES PAYABLE

On May 14, 1999 the Company issued $2,600,000 of senior secured 16% notes payable ("the 1999 Notes") which were to mature in one year and bore interest at the rate of 16% annually and payable quarterly. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 principal amount of the 1998 bridge loan notes. The 1999 notes were secured by substantially all the Company's assets.

In March, 2000, the Company paid off the 1999 Notes outstanding with cash in the amount of $2,377,623 and with the deemed proceeds from the exercise of warrants to purchase 3,788,813 common shares at $.25 per share. The portion of the 1999 Notes paid by the exercise of warrants was $947,204. The warrants exercised are included in the total warrants issued during the three months ended March 31, 2000 as discussed in Note 3. The Company also paid $35,059 in accrued interest related to the 1999 Notes.


NOTE 6 - SUBSEQUENT EVENTS

Pursuant to a letter of understanding, dated May 1, 2000, the Company has agreed to make a $75,000 settlement payment and transfer its security deposit in the amount of $27,742 to the benefit of a proposed new tenant in the Salt Lake City Utah manufacturing and office facilities currently leased by the Company as discussed in Note 2. The new tenant's Board of Directors has authorized the commencement of lease negotiations with the landlord. With the execution of a new lease agreement, dated May 1, 2000, by the landlord and proposed new tenant and the settlement of the above funds by the Company, a lease termination agreement of the Company's lease agreement, dated July 29, 1998, will be executed by the landlord and the Company.

Upon lease termination, the settlement funds described above would be charged to the outstanding lease liability on the Company's balance sheet with the remaining $1,544,902 recorded as a liability in the balance sheet will be released to income at that time. There is, however, no assurance that this lease termination will be completed as described herein.

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

THREE MONTHS ENDED MARCH 31, 2000 AND THREE MONTHS ENDED MARCH 31, 1999

Results of Operations

The Company incurred a net loss of $1,290,865 for the three months ended March 31, 2000, or $.05 loss per share, compared to a net loss of $1,682,544, or $.10 loss per share, for the three months ended March 31, 1999. This represents an improvement in 2000 of $391,679, or 23.3%, over 1999 quarterly financial results.

Sales in the three-month period ended March 31, 2000 totaled $510,815 compared to $1,033,375 during the three-month period ended March 31, 1999, or a decrease of 50.6%. During the comparative first quarter of 2000 and 1999, the Company derived its revenue as follows:

                                                       For the Three Months Ended March 31,
                                                     ----------------------------------------

Summary of Revenue by Product:                             2000                     1999
                                                     ---------------          ---------------

      Engineering Services                           $            --          $       644,818
      Royalties                                              213,084                       --
      Branded Products                                       188,360                  114,097
      Contract and Cable Manufacturing                        71,545                  274,460
      XtraWeb                                                 37,826                       --
                                                     ---------------          ---------------
           Total Revenue                             $       510,815          $     1,033,375
                                                     ===============          ===============



During the first quarter of 2000, the Company continued to implement its plan to focus its efforts on the X-traWeb (TM) product line and abandon its contract and in-house manufacturing activities. Accordingly, engineering service revenue was $0 in the first quarter of 2000 compared to $644,818 in the first quarter of 1999. In addition, contract and cable manufacturing revenues decreased by $202,915, or 73.9%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

The Company's business strategy continues to emphasize (1) the design and sales of X-traWeb (TM) products, which contributed $37,826 in revenues during the three months ended March 31, 2000 compared to $0 for the three months ended March 31, 1999, and (2) the increased marketing of branded products, including radio and antenna sales, which totaled $188,360 in the first quarter of 2000 compared to $114,097 in the first quarter of 1999, an increase of $74,263, or 65.1%.

Finally, royalties on products sold during the last half of 1999 by a major customer contributed $213,084 during the three months ended March 31, 2000 and are expected to continue throughout the remainder of the fiscal year 2000.

Cost of sales for the three months ended March 31, 2000 totaled $428,106 compared to $821,685 for the three months ended March 31, 1999, or a decrease of 47.9%.

Manufacturing activity exit costs in the amount of $72,624 were released to income due to reduction of required inventory valuation level during the first quarter of 2000.

The gross profits for the comparative quarters were $82,709, or 16.2% of sales, in 2000 compared to $211,690, or 20.5% of sales for 1999. The decrease in gross profit percentage for the three months ended March 31, 2000 vs. 1999 was primarily due to the inclusion of $75,762 in costs associated with a bulk sale of raw materials, completed in February, 2000, as part of its exit from manufacturing activities. Gross profits resulting from ongoing sales activity benefitted from an overall reduction in costs and decreases in personnel and related expenses in the first quarter of 2000. The Company reduced total employees from 61 as of March 31, 1999 to 35 as of March 31, 2000, or a 42.6% reduction. The majority of this employee reduction was attributable to the exit from manufacturing activities.

The Company incurred research and development costs of $237,742 for the three months ended March 31, 2000 compared to $241,265 for the three months ended March 31, 1999, or a decrease of $3,523, or 1.5%. These costs continue to relate to the ongoing development of proprietary technology.

The Company's selling, general, and administrative expenses for the three months ended March 31, 2000 totaled $1,143,467 compared to $1,132,758 for the three months ended March 31, 1999, or an increase of $10,709, or .9%. The primary reasons for this overall increase consisted of (1) reduction in Depreciation and amortization from $247,848 for the three months ended March 31, 1999 to $23,447 for the three months ended March 31, 2000, or a decrease of $224,401 (90.5%) due to the write-down of equipment in 1999 incident to the exit from manufacturing activities, (2) decrease in facilities rent from $94,503 for the first quarter ended March 31, 1999 to $31,031 for the first quarter ended March 31, 2000, or a $63,472 (67.2%) savings resulting from Utah facilities rent being charged to the accrued lease liability on the balance sheet for the first quarter of 2000, (3) increased provision for doubtful accounts of $93,304, and (4) increases in consulting fees of $124,939 and travel and promotional expenses of $102,297 during the three months ended March 31, 2000 vs. March 31, 1999 that were incurred as part of the Company's marketing plan to promote X-traWeb (TM) products and technology solutions.

Interest income increased to $75,972 in the first quarter of 2000 vs. $4,682 in the first quarter of 1999 due to increased available funds invested in overnight interest bearing accounts provided by the $13.6 million private placement securities issued in the first quarter of 2000. Interest expense decreased to $107,483 in the first quarter of 2000 from a total of $474,794 in the first quarter of 1999 due to a decrease in average debt outstanding to $1,108,276 for the first quarter of 2000 from $2,912,392 during the first quarter of 1999, and the non-recurrence in 2000 of amortization of debt discount expense of $216,000 during the first quarter of 1999.

Liquidity and Capital Resources

The Company's liquidity at March 31, 2000 consisting of cash and cash equivalents was $9,112,713, which represented an increase of $8,218,864 over the Company's cash and cash equivalents of $893,849 as of December 31, 1999. The Company's current assets were $9,919,932 as of March 31, 2000, an increase of $7,959,002 from the Company's current assets of $1,960,930 as of December 31, 1999.

During the first quarter of 2000, the Company raised $13,646,000 new capital in private placement transactions from 45 accredited investors at $3.00 per share. The proceeds of this offering, net of $1,302,223 in placement fees, amounted to $12,343,777. The Company also paid a total of $78,560 in placement fees related to 1999 offerings during this period. The net proceeds from issuance of common stock were $12,265,217.

In February, 1999, the Company also issued common stock for cash in the amount of $2,040,000 received in a private placement offering. The net proceeds from issuance of common stock were $1,876,800.

In March, 2000, the Company also issued common stock related to the exercise of 5,393,690 warrants to purchase common stock at $.25 per share. Proceeds of $401,218 were received in cash and $947,204 was recorded as capital related to the cashless exercise of warrants by the deemed payment of principal by reduction of the 1999 Notes. The warrants exercised totaled $1,348,422.

With the proceeds of the $13,646,000 private placement, the Company, in the first quarter of 2000, redeemed the mandatorily redeemable 10% preferred stock in the amount of $950,000 plus accrued dividends of $57,378. In addition, the Company paid off the 1999 Notes outstanding with cash in the amount of $2,377,623 and the cashless exercise of warrants by deemed payment of principal in the amount of $947,204, as discussed above, and accrued interest of $35,059 thereby discharging such debt in full.

The Company's liquidity also increased due to changes in operating assets and liabilities during the first quarter, 2000. For the three months ended March 31, 2000, the net change in operating assets and liabilities provided a net increase of cash flow of $103,960 compared to a net decrease of cash for the three months ended March 31, 1999 of $638,695. The primary reasons for the net increase in cash flow during the first quarter of 2000 were the reduction of inventory by $226,261 and decrease in trade accounts receivable of $132,379, which were partially offset by the cash flow used to reduce accounts payable of $230,948. For the three months ended March 31, 1999, accounts receivable increased and accounts payable decreased by $218,576 and $504,133, respectively, resulting in total net cash flow used of $722,709. First quarter 1999 total cash flow used was partially offset by cash flow provided from a decrease of inventory by $73,239.


Summary

During the first quarter of 2000, the Company has implemented its redirection efforts to focus on the growth of its X-traWeb (TM) business segment and proprietary radio products. Management has raised $13,646,000 million in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, relocated its corporate headquarters to Denver, Colorado, and exited from all in-house manufacturing activities. Management believes that the potential growth of current products will require additional engineering and marketing personnel for the X-traWeb (TM) business in advance of the receipt of substantial revenues from such source and is actively recruiting such personnel.

In addition, management is evaluating the need and availability of additional capital to support its business expansion. While the Company believes that such additional financing can be obtained, there can be no assurance that such financing will be achieved or, if made available, on terms acceptable to the Company.

In summary, while management is optimistic about the Company's future, it is fully aware that anticipated revenue increases from sales of X-traWeb (TM) products and its proprietary radios and royalty income are by no means assured. New capital and financing sources and availability may be limited. As a result, there can be no assurance that management's efforts will be successful.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Williams Wireless, Inc. has raised a claim that the Company violated the non-competition provisions of their agreements by allegedly marketing X-traWeb
(TM) products in the telemetry and meter reading applications. The company, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with the Company. While the Company believes that Williams' claim is properly disputable, the parties agreed orally to enter into a settlement agreement and mutual release. While Williams Wireless, Inc. paid the sum due under the draft settlement agreement to the Company and the Company delivered to Williams Wireless, Inc. all inventory of products for which it made payment to the Company, the settlement agree has not yet been signed. Under the draft agreement the Company had agreed also to grant Williams Wireless, Inc. a perpetual non-exclusive royalty-free license to use one of the Company's radios as a component in the Williams' telemetry systems or products. In the interim, the Company believes that an unrelated party acquired the assets or stock of Williams Wireless, Inc. While the Company expects that such settlement agreement will be signed by such new owner in the foreseeable future, there can be no assurance of such result.

This claim was first reported in the Company's10-K for the fiscal year ended December 31, 1999.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company made various sales of shares of its Common Stock during the first quarter of 2000 as listed below which are exempt from registration as set forth below:

         1. In February, 2000, the Company sold 200,000 shares of its Common Stock to The Pinnacle Fund L.P., at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that The Pinnacle Fund L.P. is an accredited investor.

         2. In February, 2000, the Company sold 40,000 shares of its Common Stock to John S. Lemak, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that John S. Lemak is an accredited investor.

         3. In February, 2000, the Company sold 40,000 shares of its Common Stock to Robert L. Swisher, Jr., at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Robert L. Swisher, Jr. is an accredited investor.

         4. In February, 2000, the Company sold 10,000 shares of its Common Stock to Stephen R. Field, Trustee of the Trust under Article Fourth of the Will of Nathaniel Field, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Stephen R. Field, Trustee, is an accredited investor.

         5. In February, 2000, the Company sold 10,000 shares of its Common Stock to Peter Rettman, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Peter Rettman is an accredited investor.

         6. In February, 2000, the Company sold 2,000 shares of its Common Stock to Malcolm P. Thomas, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Malcolm P. Thomas is an accredited investor.

         7. In February, 2000, the Company sold 20,000 shares of its Common Stock to Susan S. Oelsen, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Susan S. Olesen is an accredited investor.

         8. In February, 2000, the Company sold 10,000 shares of its Common Stock to Tom S. Humse, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Tom S. Humse is an accredited investor.

         9. In February, 2000, the Company sold 20,000 shares of its Common Stock to Barry Michael Kitt, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Barry Michael Kitt is an accredited investor.

         10. In February, 2000, the Company sold 650,000 shares of its Common Stock to Elkron International S.p.A., at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Elkron International S.p.A. is an accredited investor.

         11. In February, 2000, the Company sold 166,667 shares of its Common Stock to Clinton A. Thomas Living Trust, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Clinton A. Thomas Living Trust is an accredited investor.

         12. In February, 2000, the Company sold 500,000 shares of its Common Stock to Kermit B. Thomas Living Trust, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Kermit B. Thomas Living Trust is an accredited investor.

         13. In February, 2000, the Company sold 666,667 shares of its Common Stock to President & Fellows of Harvard College, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that President & Fellows of Harvard College is an accredited investor.

         14. In February, 2000, the Company sold 10,000 shares of its Common Stock to Alfred Lagana, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Alfred Lagana is an accredited investor.

         15. In February, 2000, the Company sold 3,334 shares of its Common Stock to Eliane Reinhold, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Eliane Reinhold is an accredited investor.

         16. In February, 2000, the Company sold 20,000 shares of its Common Stock to John A. and Maria Famiglietti, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that John A. and Maria Famiglietti are accredited investors.

         17. In February, 2000, the Company sold 160,000 shares of its Common Stock to Graham Properties, LP, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Graham Properties, LP is an accredited investor.

         18. In February, 2000, the Company sold 200,000 shares of its Common Stock to West Core Select Funds, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that West Core Select Funds is an accredited investor.

         19. In February, 2000, the Company sold 100,000 shares of its Common Stock to Puglisi Capital Partners L.P., at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Puglisi Capital Partners L.P. is an accredited investor.

         20. In February, 2000, the Company sold 4,000 shares of its Common Stock to Richard T. Mallen, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Robert T. Mallen is an accredited investor.

         21. In February, 2000 and March, 2000, the Company sold a total of 20,000 shares of its Common Stock to Jonathan Merriman, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Jonathan Merriman is an accredited investor.

         22. In February, 2000, the Company sold 73,333 shares of its Common Stock to Tiedemann Boltres, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Tiedemann Boltres is an accredited investor.

         23. In February, 2000, the Company sold 313,000 shares of its Common Stock to Tiedemann Boltres Ptrs., at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Tiedemann Boltres Ptrs. is an accredited investor.

         24. In February, 2000, the Company sold 3,000 shares of its Common Stock to Apaquoque GP, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Apaquoque GP is an accredited investor.

         25. In February, 2000, the Company sold 73,334 shares of its Common Stock to Canadian Imperial Holding, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Canadian Imperial Holding is an accredited investor.

         26. In February, 2000, the Company sold 153,333 shares of its Common Stock to Ira Partners, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Ira Partners is an accredited investor.

         27. In February, 2000, the Company sold 100,000 shares of its Common Stock to Treeline, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Treeline is an accredited investor.

         28. In February, 2000, the Company sold 100,000 shares of its Common Stock to Steamers Partners, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Steamers Partners is an accredited investor.

         29. In February, 2000, the Company sold 50,000 shares of its Common Stock to Cooperative Holding Corporation, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Cooperative Holding Corporation is an accredited investor.

         30. In February, 2000, the Company issued 273,077 shares of its Common Stock to James T. Kelly, pursuant to his exercise of certain warrants at an exercise price of $0.25 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that James T. Kelly is an accredited investor.

         31. In February, 2000, the Company issued 21,667 shares of its Common Stock to Scott Ryan, pursuant to his exercise of certain warrants at an exercise price of $0.25 per share, in cash. The shares were issued in reliance upon
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Scott Ryan is an accredited investor.

         32. In February, 2000, the Company issued 21,667 shares of its Common Stock to Warren Palitz, pursuant to his exercise of certain warrants at an exercise price of $0.25 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Warren Palitz is an accredited investor.

         33. In March, 2000, the Company sold 40,000 shares of its Common Stock to Thomas E. Hodapp, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Thomas E. Hodapp is an accredited investor.

         34. In March, 2000, the Company sold 10,000 shares of its Common Stock to Michael Seely, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Michael Seely is an accredited investor.

         35. In March, 2000, the Company sold 30,000 shares of its Common Stock to Kevin Ketelsen, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Kevin Ketelsen is an accredited investor.

         36. In March, 2000, the Company sold 10,000 shares of its Common Stock to Allan Lipton, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Allan Lipton is an accredited investor.

         37. In March, 2000, the Company sold 10,000 shares of its Common Stock to Nancy Lipton, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Nancy Lipton is an accredited investor.

         38. In March, 2000, the Company sold 20,000 shares of its Common Stock to Brian Manolis, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Brian Manolis is an accredited investor.

         39. In March, 2000, the Company sold 350,000 shares of its Common Stock to Tanalux S.A., at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Tanalux S.A. is an accredited investor.

         40. In March, 2000, the Company sold 30,000 shares of its Common Stock to Lawrence S. Black, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lawrence S. Black is an accredited investor.

         41. In March, 2000, the Company sold 20,000 shares of its Common Stock to F. Van Kasper, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that F. Van Kasper is an accredited investor.

         42. In March, 2000, the Company sold 20,000 shares of its Common Stock to Alan Frost, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Alan Frost is an accredited investor.

         43. In March, 2000, the Company sold 10,000 shares of its Common Stock to Michael J. Joly, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Michael J. Joly is an accredited investor.

         44. In March, 2000, the Company sold 20,000 shares of its Common Stock to Alex Brown CUST FBO Peter A. Massanisco Roth IRA, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Alex Brown CUST FBO Peter A. Massanisco Roth IRA is an accredited investor.

         45. In March, 2000, the Company sold 20,000 shares of its Common Stock to Peter A. Massanisco, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Peter A. Massanisco is an accredited investor.

         46. In March, 2000, the Company sold 100,000 shares of its Common Stock to Douglas and Laurie Moore, Trustees, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Douglas and Laurie Moore, Trustees, are accredited investors.

         47. In March, 2000, the Company sold 100,000 shares of its Common Stock to Lodestone Capital Fund, at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lodestone Capital Fund is an accredited investor.

         48. In March, 2000, the Company sold 40,000 shares of its Common Stock to Ponte Vedra Partners, L.P., at a price of $3.00 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Ponte Vedra Partners, L.P. is an accredited investor.

         49. In March, 2000, the Company issued 302,538 shares of its Common Stock to Sterling Technology Partners, upon the exercise of certain warrants at an exercise price of $0.25 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Sterling Technology Partners is an accredited investor.

         50. In March, 2000, the Company issued 310,604 shares of its Common Stock to Kathryn Braithwaite, upon the exercise of certain warrants at an exercise price of $0.25 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Kathryn Braithwaite is an accredited investor.

         51. In March, 2000, the Company issued 78,520 shares of its Common Stock to DPM Investment Corp upon the deemed exercise of certain warrants at an exercise price of $0.25 per share, which amount was treated as part payment of the amount owed under the 16% Senior Secured Notes owned by such party. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that DPM Investment Corp. is an accredited investor.

         52. In March, 2000, the Company issued 78,520 shares of its Common Stock to Frying Pan Partners LLC upon the deemed exercise of certain warrants at an exercise price of $0.25 per share, which amount was treated as part payment of the amount owed under the 16% Senior Secured Notes owned by such party. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Frying Pan Partners LLC is an accredited investor.

         53. In March, 2000, the Company issued 863,727 shares of its Common Stock to Thomas McCloskey, the Trustee of the McCloskey Trust, upon the deemed exercise of certain warrants at an exercise price of $0.25 per share, which amount was treated as part payment of the amount owed under the 16% Senior Secured Notes owned by such party. The shares were issued in reliance upon
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Thomas McCloskey, Trustee, is an accredited investor.

         54. In March, 2000, the Company issued 18,046 shares of its Common Stock to James T. Kelly upon the deemed exercise of certain warrants at an exercise price of $0.25 per share, which amount was treated as part payment of the amount owed under the 16% Senior Secured Notes owned by such party. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that James T. Kelly is an accredited investor.

         55. In March, 2000, the Company issued 2,250,000 shares of its Common Stock to Lancer Offshore Inc. upon the deemed exercise of certain warrants at an exercise price of $0.25 per share, which amount was treated as part payment of the amount owed under the 16% Senior Secured Notes owned by such party. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lancer Offshore Inc. is an accredited investor.

         56. In March, 2000, the Company issued 500,000 shares of its Common Stock to Lancer Partners L.P. upon the deemed exercise of certain warrants at an exercise price of $0.25 per share, which amount was treated as part payment of the amount owed under the 16% Senior Secured Notes owned by such party. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Lancer Partners L.P. is an accredited investor.

         57. In March, 2000, the Company issued 675,324 shares of its Common Stock to Capital Research, LTD., upon the exercise of certain warrants at an exercise price of $0.25 per share, in cash. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that Capital Research, LTD. is an accredited investor.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(d) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the three months ended March 31, 2000 and the Exhibits which are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: May 10, 2000                          WORLD WIRELESS COMMUNICATIONS, INC.

                                       By:  /s/ David D. Singer
                                            --------------------------------
                                          David D. Singer
                                          President, Chief Executive Officer


                                       By:  /s/ Roger D. Leclerc
                                            --------------------------------
                                          Roger D. Leclerc
                                          Vice President of Finance
                                          Principal Financial Officer

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

10.21    Separation and Mutual Release Agreement between the Registrant and
         William E. Chipman, Sr. dated as of May 26, 1998*+

10.22 Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrant's
         Confidential Private Placement Memorandum dated September 9, 1998, as amended*

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

10.33    Two separate Agreements by and among the Registrant and the 1999 Bridge
         Noteholders dated August 19, 1999*

10.34 Waiver Agreement by and among the Registrant and the Bridge Noteholders dated as of December 7, 1999*

10.35 Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrant's
         Confidential Private Placement Memorandum dated January 12, 2000 as amended.**

27       Financial Data Schedules**


-------------------
**     Filed herewith

*      Filed previously

+      Management contract or compensatory plan or arrangement filed previously

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.