Form 10-Q/A
period 2000-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2000-05-12
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10-Q/A
                              ---------------------

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


DATE: May 12, 2000                          WORLD WIRELESS COMMUNICATIONS, INC.

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

27       Financial Data Schedules*


-------------------
**     Filed herewith

*      Filed previously

+      Management contract or compensatory plan or arrangement filed previously

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.