Form 10-Q
period 2000-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2000-08-11
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                        Commission file number 333-38567
                       ----------------------------------


                       WORLD WIRELESS COMMUNICATIONS, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         Nevada                                               87-0549700
 -------------------------------                         ------------------
 (State of other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                          identification No.)


       5670 Greenwood Plaza Blvd. Suite 340 Englewood, CO       80111
 --------------------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)


                  Registrant's telephone number (303) 221-1944
                                                --------------



Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __.

As of July 31, 2000 there were 31,208,847 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                                TABLE OF CONTENTS

PART I.   Financial Information

Item 1.   Financial Statements:

          Statement Regarding Forward-Looking Disclosure.........................1

          Condensed Consolidated Balance Sheets (Unaudited) - as of
          June 30, 2000 and December 31, 1999....................................2

          Condensed Consolidated Statements of Operations - (Unaudited)
          for the Three Months Ended June 30, 2000 and June 30, 1999
          and for the Six Months Ended June 30, 2000 and June 30, 1999...........4

          Condensed Consolidated Statements of Cash Flow (Unaudited) -
          for the Six Months Ended  June 30, 2000 and June 30, 1999..............5

          Notes to Condensed Consolidated Financial Statements (Unaudited).......7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation..............................................12

PART II.  Other Information

Item 1.   Legal Proceedings.....................................................17

Item 2.   Changes in Securities.................................................18

Item 6.   Exhibits and Reports on Form 8-K......................................18


          Signatures............................................................22

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

ITEM 1. FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2000           1999
                                                                ----------     -----------
CURRENT ASSETS
     Cash and cash equivalents                                  $7,089,012      $  893,849
      Investment in securities available-for-sale                  107,748         130,403
          Trade receivables, net of allowance for doubtful
             accounts                                              457,038         723,355
          Other receivables                                         96,482             584
          Inventory                                                215,568         201,815
          Prepaid expenses                                          48,930          10,924
                                                                ----------      ----------
                 TOTAL CURRENT ASSETS                            8,014,778       1,960,930
                                                                ----------      ----------
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
     IMPAIRMENTS                                                   176,577         192,252
                                                                ----------      ----------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                          300,002         385,718
                                                                ----------      ----------
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                       25,159          39,314
                                                                ----------      ----------

TOTAL ASSETS                                                    $8,516,516      $2,578,214
                                                                ==========      ==========

                                   (CONTINUED)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      JUNE 30,        DECEMBER 31,
                                                                       2000               1999
                                                                   ------------       ------------
CURRENT LIABILITIES
     Trade accounts payable                                        $    270,734       $    547,978
     Accrued liabilities                                                226,980            338,112
     Accrued lease obligation on abandoned office and
       manufacturing facility                                                --          1,756,924
     Notes payable                                                       32,830          3,324,827
     Obligation under capital leases - current portion                   84,540            119,226
                                                                   ------------       ------------
              TOTAL CURRENT LIABILITIES                                 615,084          6,087,067
                                                                   ------------       ------------

LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                    --             21,459
                                                                   ------------       ------------

MANDATORILY REDEEMABLE 10% PREFERRED STOCK,
   $0.001 par value; 1,000,000 shares authorized; 950 shares
   designated mandatorily redeemable; 0 and 950 shares issued
   and outstanding; liquidation preference of $1,000,658                     --            950,000
                                                                   ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     31,208,847 shares at June 30, 2000 and
     21,250,015 shares at December 31, 1999                              31,192             21,250
     Additional paid-in capital                                      48,750,562         35,242,864
     Unrealized gain on marketable equity securities                     48,813             55,403
     Unearned compensation                                              (32,183)           (48,294)
     Receivable from shareholder                                             --            (66,828)
     Accumulated deficit                                            (40,896,952)       (39,684,707)
                                                                   ------------       ------------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    7,901,432         (4,480,312)
                                                                   ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  8,516,516       $  2,578,214
                                                                   ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                       ENDED JUNE 30,
                                                 2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
SALES                                       $    455,425       $    639,624       $    966,239       $  1,672,999
COST OF SALES                                    269,971            559,586            702,916          1,381,271
                                            ------------       ------------       ------------       ------------
GROSS PROFIT                                     185,454             80,038            263,323            291,728
                                            ------------       ------------       ------------       ------------

EXPENSES
   Research and development expense              367,564            428,805            605,306            670,070
   General and administrative expenses         1,470,510          1,196,978          2,543,671          2,329,736
   Manufacturing activity exit costs          (1,677,668)                --         (1,677,668)                --
   Amortization of goodwill                       42,858             50,099             85,716            100,198
                                            ------------       ------------       ------------       ------------
TOTAL EXPENSES                                   203,264          1,675,882          1,557,025          3,100,004
                                            ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                             (17,810)        (1,595,844)        (1,293,702)        (2,808,276)

OTHER INCOME/(EXPENSE):

    Interest income                              112,151              5,924            188,123             10,606
    Interest expense                              (5,243)          (617,292)          (112,731)        (1,092,086)
    Other income                                   3,405                 --             12,785                 --
                                            ------------       ------------       ------------       ------------

NET  INCOME/(LOSS)                          $     92,503       $ (2,207,212)      $ (1,205,525)      $ (3,889,756)

Preferred Stock Dividend                              --            650,000                 --            650,000
                                            ------------       ------------       ------------       ------------

NET INCOME/(LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                         $     92,503       $ (2,857,212)      $ (1,205,525)      $ (4,539,756)
                                            ============       ============       ============       ============

Basic and Diluted Income/(Loss) Per
Common Share                                $      0.003       $      (0.17)      $       (.04)             (0.28)
                                            ------------       ------------       ------------       ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATION                                   32,582,416         17,135,024         27,666,774         16,081,399
                                            ============       ============       ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                        $(1,205,525)      $(3,889,756)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
           Amortization of goodwill                                      85,716           100,198
           Depreciation                                                  86,431           497,926
           Amortization of debt discount                                     --           325,448
           Amortization of unearned compensation                         16,111            57,936
           Compensation for stock options                                    --            21,540
           Stock issued for interest                                         --            93,698
           Stock issued for services                                         --           231,616
           Valuation allowance on inventory                             (72,624)               --
      Provision for doubtful accounts receivable                         93,304                --
           Changes in operating assets and liabilities:
                Accounts receivable                                      77,115           117,126
                Inventory                                                58,871           (76,338)
                Prepaid expenses/other assets                             3,323            (1,675)
                Accounts payable                                       (277,244)         (490,629)
                Accrued liabilities                                  (1,734,505)          117,916
                                                                    -----------       -----------

    NET CASH AND CASH EQUIVALENTS USED BY OPERATING
       ACTIVITIES                                                    (2,869,027)       (2,894,994)
                                                                    -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES
           Payments for the purchase of property and equipment          (68,092)          (67,105)
           Proceeds from sale of property and equipment                  18,912                --
                                                                    -----------       -----------
NET CASH AND CASH EQUIVALENTS PROVIDED BY
              (USED BY) INVESTING ACTIVITIES                            (49,180)          (67,105)
                                                                    -----------       -----------

                                   (CONTINUED)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                  FOR THE SIX  MONTHS
                                                                     ENDED JUNE 30,
                                                              -------------------------------
                                                                   2000              1999
                                                              ------------       ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                $ 12,169,217       $  2,356,083
    Proceeds from exercise of warrants                           1,348,423                 --
    Proceeds from the issuance of preferred stock                       --            400,000
    Redemption of preferred stock                                 (950,000)                --
    Proceeds from borrowings, net of discounts                          --          1,600,000
    Principal payments on notes payable                         (3,340,747)        (1,258,449)
    Principal payments on obligation under capital lease           (56,145)           (74,516)
    Payment of preferred dividends                                 (57,378)                --
                                                              ------------       ------------
NET CASH AND CASH EQUIVALENTS PROVIDED BY
      FINANCING ACTIVITIES                                       9,113,370          3,023,118
                                                              ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        6,195,163             61,019

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    893,849            614,897
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $  7,089,012       $    675,916
                                                              ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION -

Cash paid for interest was $188,575 and $472,890.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES  3 AND  5


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

CONCENTRATION OF RISK AND SEGMENT INFORMATION - The Company operates solely in the electronics industry and has assets primarily within the United States. The Company opened a new office in Milan, Italy during June, 2000. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

FINANCIAL INSTRUMENTS - The Company has a concentration of risk from cash in banks in excess of insured limits. The amounts reported as cash, investments in securities available-for-sale, other receivables, trade accounts payable, accrued liabilities, notes payable and obligations under capital lease are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS - Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the three months ended June 30, 2000 and 1999 are as follows: Customer "A" represented 44.3% and 0% of sales, respectively; Customer "B" represented 0% and 22.6% of sales respectively; Customer "C" represented 0% and 21.5%, respectively; and Customer "D" represented 0% an 11.8%, respectively.

For the six months ended June 30, 2000 and 1999 sales to major customers were:
Customer "A" represented 42.9% and 0% of sales, respectively; Customer "B" represented 0% and 21.8% of sales respectively; Customer "C" represented 0% and 24.6% of sales, respectively; and Customer "D"

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

represented 0% and 11.9% of sales, respectively. Sales to major customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a major customer.

At June 30, 2000 and December 31, 1999, an allowance for doubtful accounts of $16,086 and $190,328, respectively, was provided against trade and other receivables. The Company recorded net recoveries of $7,400 for the three months ended June 30, 2000 with net charge offs of $267,546 for the six months ended June 30, 2000. The charge offs were in settlement of outstanding issues that had been evaluated in determining the allowance for doubtful accounts as of December 31, 1999. Provisions for doubtful accounts charged to expense for the three months ended March 31, 2000 and 1999 were $93,304 and $0, respectively. For the six months ended June 30, 2000 and 1999, provisions for doubtful accounts charged to expense totaled $93,304 and $0, respectively. Trade receivables and the allowance for doubtful accounts are reviewed periodically and adjusted, accordingly.

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

EQUIPMENT - Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $52,150 and $228,000, for of the three

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

months ended June 30, 2000 and 1999, respectively and $64,854 and $456,344 for the six months ended June 30, 2000 and 1999, respectively. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. The cost of equipment was reduced, as of December 31, 1999, by a $359,822 write-down reserve attributable to the exit from manufacturing activities.

During the three months ended June 30, 2000, the Company recorded a total of $79,326 as write- down recoveries income related to the 1999 reserve established and the sale of excess furniture and equipment during 2000.

INVESTMENTS - At June 30, 2000, investment in securities consisted of common stock of customers classified as available-for-sale and stated at quoted fair value of $107,748. The cost of the securities was $58,935. The unrealized gain as of June 30, 2000 was $48,813 which is shown as a separate component of stockholders' deficit. The change in net unrealized gains on securities during the three months ended June 30, 2000 and 1999, was a decrease in the holding gain of $71,792 and $0, respectively. For the six months ended June 30, 2000 and 1999, the unrealized holding loss totaled $6,590 and $0, respectively.

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

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted- average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at June 30, 2000 and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

For the three months ended June 30, 2000, the Company recognized net income for the quarter. Accordingly, potentially issuable common shares from stock purchase warrants and options have been included in the weighted average number of shares outstanding for the quarter only.

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive income and loss for the three months ended June 30, 2000 and 1999 and the comprehensive loss six months ended June 30, 2000 and 1999, respectively are as follows:

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                          For the Three Months                For the Six Months
                                             Ended June 30,                      Ended June 30,
                                     -----------------------------       -----------------------------
                                         2000              1999              2000              1999
                                     -----------       -----------       -----------       -----------
Net Income/(Loss)                    $    92,503       $(2,857,212)      $(1,205,525)      $(4,539,756)
Unrealized Gain/(Loss)
on Marketable Equity Securities          (71,792)               --            (6,590)               --
                                     -----------       -----------       -----------       -----------
Comprehensive Income/(Loss)
for the Period                       $    20,711       $(2,857,212)      $(1,212,115)      $(4,539,756)
                                     ===========       ===========       ===========       ===========


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements on December 3, 1999. This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company has not determined the effect, if any, that this bulletin may have on its financial statements for the current fiscal year ending December 31, 2000..

The Financial Accounting Standards Board issued FASB No. 133-Accounting for Derivative Instruments and Hedging Activities in June, 1998 to be effective for all fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of this pronouncement has been deferred to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined the effect, if any, that this pronouncement may have on its financial statements for the current fiscal year ending December 31, 2000.

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

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company completed its relocation to the Denver, Colorado area in March, 2000. Pursuant to a Lease Termination Agreement, dated May 1, 2000, the Company paid a $75,000 settlement payment and transferred its security deposit in the amount of $27,742 to the benefit of a new tenant in the Salt Lake City Utah manufacturing and office facilities and the lease agreement was terminated as of the May 1, 2000 date.

Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company's balance sheet resulting in a remaining liability balance of $1,598,342. This balance was reversed and credited to operations as manufacturing exit recoveries income during the three months ended June 30, 2000.

NOTE 3 -- STOCKHOLDERS' EQUITY

During the first quarter of 2000, the Company issued 4,548,557 common shares for gross cash proceeds of $13,646,000 received from 45 accredited investors in a private placement offering, at $3.00 per share. These securities are exempt from registration under the Act. In connection with the offering, a total of $1,476,783 was incurred as placement costs.

During March, 2000, the Company issued a total 5,393,690 common shares related to the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,218 in cash and recorded $947,204 related to the cashless exercise of warrants as a deemed payment of the principal of 1999 Notes, as defined in Note 5 - Notes Payable. The warrants exercised totaled $1,348,422.

In March of 2000, the Company issued 16,474 shares of common stock upon the cashless exercise of 18,333 stock options.

NOTE 4 -- MANDATORILY REDEEMABLE PREFERRED STOCK

On May 14, 1999 the Company authorized 950 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 4,750,000 common shares at $0.25 per share, and issued such 950 shares of preferred stock and the related warrants between May 15, 1999 and October 5, 1999. By their terms, the preferred shares had to be redeemed within one year at their par value plus accrued dividends. The preferred stock cash dividend requirement was $95,000 annually. The preferred stock was issued for proceeds of $950,000 consisting of $700,000 cash and the deemed payment of $250,000 principal amount of 1998 bridge loan notes.

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

THREE MONTHS ENDED JUNE 30, 2000 AND THREE MONTHS ENDED JUNE 30, 1999

Results of Operations

The Company recognized net income of $92,503 for the three months ended June 30, 2000, or $.003 income per share, compared to a net loss of $2,857,212, or $.17 loss per share, for the three months ended June 30, 1999.

Sales in the three month period ended June 30, 2000 totaled $455,425 compared to $639,624 during the three month period ended June 30, 1999, or a decrease of 28.8%. During the comparative second quarter of 2000 and 1999, the Company derived its revenue as follows:

                                     For the Three Months Ended June 30,
                                     -----------------------------------
Summary of Revenue by Product:               2000           1999
                                           --------      --------
     Engineering Services                  $     --      $195,445
     Royalties                              201,730            --
     Branded Products                       224,558       124,328
     Contract and Cable Manufacturing         2,004       319,851
     XtraWeb                                 27,133            --
                                           --------      --------
          Total Revenue                    $455,425      $639,624
                                           ========      ========

During the second quarter of 2000, the Company continued to implement its plan to focus its efforts on the X-traWeb (TM) product line and abandon its contract and in-house manufacturing activities. Accordingly, engineering service revenue was $0 in the second quarter of 2000 compared to $195,445 in the second quarter of 1999. In addition, contract and cable manufacturing revenues decreased by $317,847, or 99.4%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

The Company's business strategy continues to emphasize (1) the design and sales of X-traWeb (TM) products, which contributed $27,133 in revenues during the three months ended June 30, 2000 compared to $0 for the three months ended June 30, 1999, and (2) the increased marketing of branded products, including radio and antenna sales, which totaled $224,558 in the second quarter of 2000 compared to $124,328 in the second quarter of 1999, an increase of $100,230, or 80.6%.

Finally, royalties on products sold during the second quarter of 2000 by a major customer contributed $201,730 during the three months ended June 30, 2000 and are expected to continue throughout the remainder of the fiscal year 2000.

Cost of sales for the three months ended June 30, 2000 totaled $269,971 compared to $559,586 for the three months ended June 30, 1999, or a decrease of 51.8%. The gross profits for the comparative quarters were $185,454, or 40.7% of sales, in 2000 compared to $80,038, or 12.5% of sales for 1999. The increase in gross profit percentage for the three months ended June 30, 2000 vs. 1999 was primarily due to reduced cost of sales associated with outsourced manufacturing of products sold in 2000 and the inclusion of $25,000 in X-traWeb design revenue in the second quarter of 2000 with minimal direct costs. Gross profits resulting from ongoing sales activity benefitted from an overall reduction in costs and decreases in personnel and related expenses in the second quarter of 2000. The Company reduced total employees from 80 as of June 30, 1999 to 39 as of June 30, 2000, or a 51.3% reduction. The majority of this employee reduction was directly attributable to the exit from manufacturing activities.

The Company incurred research and development costs of $367,564 for the three months ended June 30, 2000 compared to $428,805 for the three months ended June 30, 1999, or a decrease of $61,241, or 14.3%. These costs continue to relate to the ongoing application development of the X- traWeb (Tm) proprietary technology in 2000.

The Company's selling, general, and administrative expenses for the three months ended June 30, 2000 totaled $1,470,510 compared to $1,196,978 for the three months ended June 30, 1999, or an increase of $273,532, or 22.9%. The primary reasons for this overall increase consisted of (1) reduction in depreciation from $228,000 for the three months ended June 30, 1999 to $52,150 for the three months ended June 30, 2000, or a decrease of $175,850 (77.1%) due to the write-down of equipment in 1999 incident to the exit from manufacturing activities, (2) decrease in facilities rent from $102,150 for the second quarter ended June 30, 1999 to $43,646 for the second quarter ended June 30, 2000, or a $58,504 (57.3%) savings resulting from Utah facilities rent being charged to the accrued lease liability on the balance sheet for the first four months of 2000, (3) increases in consulting fees and outside services of $50,477, and (4) increases in travel expenses of $180,830 during the three months ended June 30, 2000 vs. June 30, 1999 that were incurred as part of the Company's marketing plan to promote X-traWeb (TM) products and technology solutions and expand its operations to the European marketplace. In addition, the Company substantially increased its advertising and promotional expenses by $186,579 for the three months ended June 30, 2000 vs. June 30, 1999 as part of this business expansion marketing strategy in 2000.

The Company recognized a recovery of manufacturing activity exit costs of $1,677,668 during the three months ended June 30, 2000 due to the favorable lease termination settlement of manufacturing and office facilities located in the Salt Lake City area. The lease obligation for the abandoned Salt Lake City facilities had been recorded as a liability and expense during the fiscal year ended December 31, 1999.

Interest income increased to $112,151 in the second quarter of 2000 from $5,924 in the second quarter of 1999 due to increased available funds invested in overnight interest bearing accounts provided by the $13.6 million private placement securities issued in the first quarter of 2000. Interest expense decreased to $5,243 in the first quarter of 2000 from a total of $617,292 in the second quarter of 1999 due to the retirement of substantially all debt outstanding in the first quarter of 2000, and the non-recurrence in the second quarter, 2000 of amortization of debt discount and warrant interest expenses of $108,485 incurred during the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30, 1999

Results of Operations

The Company incurred a net loss of $1,205,525 for the six months ended June 30, 2000, or $.04. loss per share, compared to a net loss of $4,539,756, or $.28 loss per share, for the six months ended June 30, 1999. This represents an improvement in 2000 of $3,334,231, or 86%, over 1999 year-to- date financial results.

Sales for the six month period ended June 30, 2000 totaled $966,239 compared to $1,672,999 during the six month period ended June 30, 1999, or a decrease of 42.2%. During the comparative two quarters of 2000 and 1999, the Company derived its revenue as follows:

                                   For the Six Months Ended June 30,
                                   ---------------------------------
Summary of Revenue by Product:           2000             1999
                                      ----------      ----------
Engineering Services                  $       --      $  840,263
Royalties                                414,813              --
Branded Products                         412,919         238,425
Contract and Cable Manufacturing          73,549         594,311
XtraWeb                                   64,958              --
                                      ----------      ----------
     Total Revenue                    $  966,239      $1,672,999
                                      ==========      ==========

During the first quarter of 2000, the Company continued to implement its strategic plan to focus its efforts on the X-traWeb (TM) product line and abandon its contract and in-house manufacturing activities. Consequently, the engineering and contract manufacturing revenue declined by $1,361,025, or 94.9% during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Increased marketing of branded products, included radio and antenna sales, increased by $174,494, or 73.2%, during the first two quarters of 2000 vs. 1999. In addition, the Company has recognized total revenues from the X-traWeb (TM) product line of $64,958 during the first six months of 2000. Finally, royalties contributed $414,813 in revenue during the six months ended June 30, 2000 and is expected to continue for the remainder of the year 2000.

During June, 2000, the Company formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary is responsible for the development and sale of X-traWeb (TM) products through European markets, commencing with the country of Italy. No revenue has been realized as of June 30, 2000.

Cost of sales for the six months ended June 30, 2000 compared to 1999 declined to $702,916 in 2000 from a total of $1,381,271 in 1999, or a reduction of $678,355 (49.1%). The resulting gross profit was $263,323, or 27.3% of sales, for the six months ended June 30, 2000 compared to $291,728, or 17.4%, for the six months ended June 30, 1999. This represents an improvement of 56.9% in gross profit margin percentage for the comparable periods and is expected to continue to increase as the Company shifts towards higher profit margin business.

Research and development expenses declined by $64,764, or 9.7%, for the comparable six month periods ended June 30, 2000 vs. June 30, 1999.

Total selling, general, and administrative expenses amounted to $2,543,671 for the six months ended June 30, 2000 compared to $2,329,736 for the six months ended June 30, 1999, representing an increase of $213,935, or 9.2%. Selling and marketing expenses increased by $249,748, or 49.9%, during the six months ended June 30, 2000 over 1999 and represents a significant increase in advertising, promotion, and sales related travel to market the Company's X-traWeb (TM) products as discussed above. Total general and administrative expenses for the comparable six months periods ended June 30, 2000 and 1999 decreased by $35,813, or 2.0%, and resulted from (1) a decrease in depreciation of $411,495, or 82.6%, and (2) a savings of $123,113, or 59.9%, in facilities rent due to the termination of the Salt Lake City lease. These expense savings were substantially offset by (1) and increase in corporate travel related expenses of $214,518 for promotion of X- traWeb(TM) products, the opening of the X-traWeb Europe offices, and other international business opportunities, and (2) increases of $87,756 in compensation and benefits, an increase of $69,633 in legal and accounting fees, new stock exchange fees expense for the American Stock Exchange of $35,167, and an increase in the provision for doubtful accounts receivable of $62,954.

Interest income for the six months ended June 30, 2000 was $188,123 compared to $10,606 for the six months ended June 30, 1999, with the increase directly attributable to increased available funds in overnight interest bearing accounts provided by the $13.6 million private placement securities issued in the first quarter of 2000. Interest expense declined to $112,731 during the six months ended June 30, 2000 compared to $1,092,086 for the six months ended June 30, 1999, and represents a $979,355 decrease, or 89.7%. This expense reduction is directly related to retirement of substantially all debt, and related debt discount amortization, by the Company in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity at June 30, 2000 consisting of cash and cash equivalents was $7,089,012, which represented an increase of $6,195,163 over the Company's cash and cash equivalents of $893,849 as of December 31, 1999. The Company's current assets were $8,014,778 as of June 30, 2000, an increase of $6,053,848 from the Company's current assets of $1,960,930 as of December 31, 1999.

During the first quarter of 2000, the Company raised $13,646,000 new capital in private placement transactions from 45 accredited investors at $3.00 per share. The proceeds of this offering, net of $1,398,223 in placement fees, amounted to $12,247,777. The Company also paid a total of $78,560 in placement fees related to 1999 offerings during this period. The net proceeds from issuance of common stock were $12,169,217.

In February, 1999, the Company also issued common stock for cash in the amount of $2,040,000 received in a private placement offering. The net proceeds from issuance of common stock were $1,876,800. During the second quarter of 1999, the Company also issued common stock for cash in the amount of $510,000. The net proceeds from the issuance of the common stock was $479,283.

In May, 1999, the Company sold 650 shares of the Company's 10% Senior Preferred Stock at a price of $1,000 per share with detachable warrants to purchase 3,250,000 shares of the Company's common stock at an exercise price of $.25 per share, exercisable in whole or in part by the holder at any time on or before May 14, 2004. The net proceeds from issuance of the preferred stock were $400,000 in cash and the deemed payment of $250,000 of principal of the 1998 bridge loan notes outstanding at that time.

In May, 1999, the Company issued the 1999 Notes, bearing interest at 16% and maturing on May 14, 1999, with interest payable quarterly. The 1999 Notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 of principal of the 1998 bridge loan notes outstanding at that time.

In March, 2000, the Company also issued common stock related to the exercise of 5,393,690 warrants to purchase common stock at $.25 per share. Proceeds of $401,218 were received in cash and $947,204 was recorded as capital related to the cashless exercise of warrants by the deemed payment of principal by reduction of the 1999 Notes. The warrants exercised totaled $1,348,423.

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

The Company's liquidity decreased due to changes in operating assets and liabilities during the first six months of 2000. For the six months ended June 30, 2000, the net change in operating assets and liabilities utilized net cash flow of $274,098 compared to a net decrease of cash for the six months ended June 30, 1999 of $333,600. The primary reasons for the net decrease in cash flow during the first two quarters of 2000 were increases in both inventory levels of $58,871 and accounts receivable of $77,115, which were offset by cash flow used to reduce accounts payable of $277,244 and other accrued liabilities (net of accrued lease obligation terminated during the six months ended June 30, 2000) of $136,163. For the six months ended June 30, 1999, accounts receivable decreased and accounts payable decreased by $117,126 and $490,629, respectively, resulting in total net cash flow used of $373,503.

SUMMARY

During the first six months of 2000, the Company has implemented its redirection efforts to focus on the growth of its X-traWeb (TM) business segment and proprietary radio products. Management has raised $13,646,000 million in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, relocated its corporate headquarters to Denver, Colorado, and exited from all in-house manufacturing activities, including termination of its lease obligation for facilities in Utah. Management believes that the potential growth of current products will require additional engineering and marketing personnel for the X- traWeb (TM) business in advance of the receipt of substantial revenues from such source and is actively recruiting such personnel.

In addition, management is evaluating the need and availability of additional capital to support its further business expansion in Europe and internationally. While the Company believes that such additional financing can be obtained, there can be no assurance that such financing will be achieved or, if made available, on terms acceptable to the Company.

In summary, while management is optimistic about the Company's future, it is fully aware that anticipated revenue increases from sales of X-traWeb (TM) products and its proprietary radios and royalty income are by no means assured. New capital and financing sources and availability may be limited. As a result, there can be no assurance that management's efforts will be successful.


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Williams Wireless, Inc. has raised a claim that the Company violated the non-competition provisions of their agreements by allegedly marketing X-traWeb
(TM) products in the telemetry and meter reading applications. The company, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with the Company. While the Company believes that Williams' claim is properly disputable, the parties agreed orally to enter into a settlement agreement and mutual release. On March 8, 2000, before such settlement agreement was concluded, Williams sold substantially all of its assets and business, including its agreements with the Company, to an unrelated party, Internet Telemetry Corp. ("Internet").

After the close of the quarter ended June 30, 2000, the Company and Internet entered into a settlement agreement and mutual release, which contained the following key elements:

     (a) each party released the other of any claims under the Williams' agreements with the Company, and the parties terminated such agreements in all respects;

     (b) the Company agreed to grant Internet a perpetual, non-exclusive irrevocable royalty-free worldwide license to manufacture, use and sell the Company's Microhopper radio, as presently configured, as a component of Internet's telemetry systems or products, and to manufacture, use and sell such radio only when incorporated into Internet's telemetry systems or products;

     (c) each party agreed to allow the other party to resell the other's products pursuant to a standard resellers agreement adopted by such party; and

     (d) each party agreed to indemnify the other from any claims arising under such agreement. The Company believes that such agreement will have no material adverse effect on its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None reported

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(c) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the three months and six months ended June 30, 2000 and the Exhibits which are listed on the Exhibit Index attached hereto.


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

10.23 Employment Agreement between the Registrant and James O' Callaghan dated May 20, 1998*+

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

10.33    Two separate Agreements by and among the Registrant and the 1999 Bridge
         Noteholders dated August 19, 1999*

10.34 Waiver Agreement by and among the Registrant and the Bridge Noteholders dated as of December 7, 1999*


10.35 Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrant's
         Confidential Private Placement Memorandum dated January 12, 2000 as amended.*

10.36    Settlement Agreement and Mutual Release between Internet Telemetry
         Corp. and the Registrant, dated as of August 7, 2000.**

27       Financial Data Schedules**

---------------
**     Filed herewith

*      Filed previously

+      Management contract or compensatory plan or arrangement filed previously


(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000:

         (4) Form 8K, dated April 27, 2000, Item #5 - Other Events: Filing of the Company's unaudited balance sheet as of March 31, 2000 incident to the Company's application for listing on the American Stock Exchange was filed on April 27, 2000.

         (5) Form 8K, dated May 1, 2000, Item #4 - Change in Registrant's Certifying Accountant was filed on May 8, 2000.

         (6) Form 8K, dated May 2, 2000, Item #5 - Other Events: Listing of the Company's common stock on the American Stock Exchange was filed on May 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 11, 2000                   WORLD WIRELESS COMMUNICATIONS, INC.

                                        By:  /s/ David D. Singer
                                             ----------------------------------
                                             David D. Singer
                                             President, Chief Executive Officer


                                        By:  /s/ Roger D. Leclerc
                                             ----------------------------------
                                             Roger D. Leclerc
                                             Vice President of Finance
                                             Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number   Description
-------  -----------
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

10.23 Employment Agreement between the Registrant and James O' Callaghan dated May 20, 1998*+

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

10.33    Two separate Agreements by and among the Registrant and the 1999 Bridge
         Noteholders dated August 19, 1999*

10.34 Waiver Agreement by and among the Registrant and the Bridge Noteholders dated as of December 7, 1999*

10.35 Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrant's
         Confidential Private Placement Memorandum dated January 12, 2000 as amended.*

10.36    Settlement Agreement and Mutual Release between Internet Telemetry
         Corp. and the Registrant, dated as of August 7, 2000.**

27       Financial Data Schedules**

---------------
**     Filed herewith

*      Filed previously

+      Management contract or compensatory plan or arrangement filed previously