Form 10-Q
period 2000-09-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2000-11-14
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

                                    ---------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                        Commission file number 333-38567
                        --------------------------------


                       WORLD WIRELESS COMMUNICATIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Nevada                                           87-0549700
 ------------------------------------                    -----------------------
   (State of other jurisdiction of                           (I.R.S. employer
    incorporation or organization)                          identification No.)


  5670 Greenwood Plaza Blvd. Suite 340
             Englewood, CO                                        80111
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


               Registrant's telephone number      (303) 221-1944
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

   As of October 31, 2000 there were 31,208,847 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                                TABLE OF CONTENTS



PART I.  Financial Information

Item 1.  Financial Statements:

               Statement Regarding Forward-Looking Disclosure..............................................1

               Condensed Consolidated Balance Sheets (Unaudited) - as of
               September 30, 2000 and December 31, 1999....................................................2

               Condensed Consolidated Statements of Operations - (Unaudited)
               for the Three Months Ended September 30, 2000 and September 30, 1999
               and for the Nine Months Ended September 30, 2000 and September 30, 1999.....................4

               Condensed Consolidated Statements of Cash Flow (Unaudited) -
               for the Nine Months Ended September 30, 2000 and September 30, 1999.........................5

               Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................................12

PART II. Other Information

Item 1.  Legal Proceedings................................................................................17

Item 2.  Changes in Securities............................................................................17

Item 6.  Exhibits and Reports on Form 8-K.................................................................17


         Signatures.......................................................................................21

PART I - FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the expectations or beliefs of World Wireless Communications, Inc. and its subsidiaries (collectively the "Company")concerning future events that involve risks and uncertainties, including those associated with the ability of the Company to obtain financing for its current and future operations, to manufacture (or arrange for the manufacturing of) its products, to market and sell its products, and the ability of the Company to establish and maintain its sales of X-traWeb(TM) products.
All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.         FINANCIAL STATEMENTS

                      WORLD WIRELESS COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS



                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                            2000           1999
                                                                       -------------   ------------
CURRENT ASSETS
     Cash and cash equivalents                                         $   5,279,317   $    893,849
     Investment in securities available-for-sale                              78,025        130,403
          Trade receivables, net of allowance for doubtful
             accounts                                                        376,333        723,355
          Other receivables                                                  174,564            584
          Inventory                                                          289,516        201,815
          Prepaid expenses                                                    38,343         10,924
                                                                       -------------   ------------
                 TOTAL CURRENT ASSETS                                      6,236,098      1,960,930
                                                                       -------------   ------------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
     IMPAIRMENTS                                                             306,763        192,252
                                                                       -------------   ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                    257,144        385,718
                                                                       -------------   ------------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                                 21,659         39,314
                                                                       -------------   ------------




TOTAL ASSETS                                                           $   6,821,664   $  2,578,214
                                                                       =============   ============

                                   (CONTINUED)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2000             1999
                                                                    -------------    ------------
CURRENT LIABILITIES
     Trade accounts payable                                         $     128,377    $    547,978
     Accrued liabilities                                                  322,242         338,112
     Accrued lease obligation on abandoned office and
       manufacturing facility                                                  --       1,756,924
     Notes payable                                                         11,166       3,324,827
     Obligation under capital leases - current portion                     73,489         119,226
                                                                    -------------    ------------
              TOTAL CURRENT LIABILITIES                                   535,274       6,087,067
                                                                    -------------    ------------

LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                      --          21,459
                                                                    -------------    ------------


MANDATORILY REDEEMABLE 10% PREFERRED STOCK,
  $0.001 par value; 1,000,000 shares authorized; 950 shares
  designated mandatorily redeemable; 0 and 950 shares issued
  and outstanding; liquidation preference of $1,000,658                        --         950,000
                                                                    -------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     31,208,847 shares at September 30, 2000 and
     21,250,015 shares at December 31, 1999                                31,192          21,250
     Additional paid-in capital                                        48,714,562      35,242,864
     Unrealized gain on marketable equity securities                       19,091          55,403
     Unearned compensation                                                (24,128)        (48,294)
     Receivable from shareholder                                               --         (66,828)
     Accumulated deficit                                              (42,454,327)    (39,684,707)
                                                                    -------------    ------------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      6,286,390      (4,480,312)
                                                                    -------------    ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   6,821,664    $  2,578,214
                                                                    =============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                    ENDED SEPT. 30,                   ENDED SEPT. 30,

                                                  2000            1999            2000             1999
                                              ------------    ------------    ------------     ------------
SALES                                         $    376,885    $  1,044,511    $  1,343,124     $  2,717,510
COST OF SALES                                      259,110         891,433         962,022        2,270,806
                                              ------------    ------------    ------------     ------------
GROSS PROFIT                                       117,775         153,078         381,102          446,704
                                              ------------    ------------    ------------     ------------

EXPENSES
   Research and development expense                455,456         322,920       1,060,760          994,694
   General and administrative expenses           1,285,258       1,148,110       3,807,824        3,730,130
   Manufacturing activity exit costs                    --              --      (1,677,668)              --
   Amortization of goodwill                         42,858          50,102         128,574          150,300
                                              ------------    ------------    ------------     ------------
TOTAL EXPENSES                                   1,783,572       1,521,132       3,319,490        4,875,124
                                              ------------    ------------    ------------     ------------

LOSS FROM OPERATIONS                            (1,665,797)     (1,368,054)     (2,938,388)      (4,428,420)

OTHER INCOME/(EXPENSE):
    Interest income                                 90,553           4,630         278,677           15,236
    Interest expense                                (4,388)       (746,641)       (117,119)      (1,578,727)
    Other income                                       825              --          13,610            7,716
                                              ------------    ------------    ------------     ------------
NET INCOME/(LOSS)                             $ (1,578,807)   $ (2,110,065)   $ (2,763,220)    $ (5,999,627)

Preferred Stock Dividend                                --         170,000              --          820,000
                                              ------------    ------------    ------------     ------------
NET INCOME/(LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                           $ (1,578,807)   $ (2,280,065)   $ (2,763,220)    $ (6,819,627)
                                              ============    ============    ============     ============


Basic and Diluted Income/(Loss) Per
Common Share                                  $      (0.05)   $      (0.13)   $       (.10)    $      (0.41)
                                              ------------    ------------    ------------     ------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATION                                     31,208,847      17,522,981      28,856,083       16,835,391
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

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                          $ (2,763,220)   $ (5,999,627)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
           Amortization of goodwill                                        128,574         150,298
           Depreciation                                                    101,794         748,258
           Amortization of debt discount                                        --         325,448
           Amortization of unearned compensation                            24,166          57,936
           Compensation for stock options                                       --          27,829
           Stock issued for interest                                            --       1,151,034
           Stock issued for services                                            --         231,616
           Valuation allowance on inventory                                (72,624)             --
      Provision for doubtful accounts receivable                            93,304              --
           Changes in operating assets and liabilities:
                Accounts receivable                                         79,738        (376,560)
                Inventory                                                  (15,077)        (47,637)
                Prepaid expenses/other assets                               38,986             322
                Accounts payable                                          (419,280)       (347,208)
                Accrued liabilities                                     (1,639,243)       (353,975)
                                                                      ------------    ------------

    NET CASH AND CASH EQUIVALENTS USED BY OPERATING
       ACTIVITIES                                                       (4,442,882)     (4,432,266)
                                                                      ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
           Payments for the purchase of property and equipment            (235,218)        (94,042)
           Proceeds from sale of property and equipment                     18,913              --
                                                                      ------------    ------------
NET CASH AND CASH EQUIVALENTS
              USED BY INVESTING ACTIVITIES                                (216,305)        (94,042)
                                                                      ------------    ------------

                                   (CONTINUED)


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                  $ 12,133,217    $  3,060,083
    Proceeds from exercise of warrants                             1,348,423          23,377
    Proceeds from the issuance of preferred stock                         --         570,000
    Redemption of preferred stock                                   (950,000)             --
    Proceeds from borrowings, net of discounts                            --       2,280,000
    Principal payments on notes payable                           (3,362,411)     (1,459,857)
    Principal payments on obligation under capital lease             (67,196)       (108,933)
    Payment of preferred dividends                                   (57,378)             --
                                                                ------------    ------------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
      FINANCING ACTIVITIES                                         9,044,655       4,364,670
                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               4,385,468        (161,638)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      893,849         614,897
                                                                ------------    ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                       $  5,279,317    $    453,259
                                                                ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION -


Cash paid for interest was $193,719 and $60,607.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES  3 AND  5

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

CONCENTRATION OF RISK AND SEGMENT INFORMATION -The Company operates solely in the electronics industry and has assets primarily within the United States. The Company opened a new office in Milan, Italy during June, 2000. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company generally does not require collateral from its customers with respect to trade receivables.

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

Sales to the major customers during each of the three months ended September 30, 2000 and 1999 are as follows: Customer "A" represented 9.5% and 25.18% of sales, respectively; Customer "B" represented 0% and 27.0% of sales respectively; Customer "C" represented 0% and 13.1%, respectively; and Customer "D" represented 25.8% an 0%, respectively.

For the nine months ended September 30, 2000 and 1999 sales to major customers were: Customer "A" represented 33.6% and 17.0% of sales, respectively; Customer "B" represented 0% and 26.8% of sales respectively; Customer "C" represented 0% and 15.1% of sales, respectively; and Customer

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


"D" represented 9.1% and 0% of sales, respectively. Sales to major customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a major customer.

At September 30, 2000 and December 31, 1999, an allowance for doubtful accounts of $16,086 and $190,328, respectively, was provided against trade and other receivables. The Company recorded net charge offs of $267,546 for the nine months ended September 30, 2000. The charge offs were in settlement of outstanding issues that had been evaluated in determining the allowance for doubtful accounts as of December 31, 1999. The Company made no provision for doubtful accounts charged to expense for the three month period ended September 30, 2000. For the nine months ended September 30, 2000 and 1999, provisions for doubtful accounts charged to expense totaled $93,304 and $40,058, respectively. Trade receivables and the allowance for doubtful accounts are reviewed periodically and adjusted, accordingly.

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

EQUIPMENT - Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $36,939 and $291,914 for the three months ended September 30, 2000 and 1999, respectively and $101,794 and $748,258 for the nine

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


months ended September 30, 2000 and 1999, respectively. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. The cost of equipment was reduced, as of December 31, 1999, by a $359,822 write-down reserve attributable to the exit from manufacturing activities.

INVESTMENTS -At September 30, 2000, investment in securities consisted of common stock of customers classified as available-for-sale and stated at quoted fair value of $78,025. The cost of the securities was $58,935. The unrealized gain as of September 30, 2000 was $19,091 which is shown as a separate component of stockholders' deficit. The change in net unrealized gains on securities during the three months ended September 30, 2000 and 1999 was a decrease in the holding gain of $29,722 and $0, respectively. For the nine months ended September 30, 2000 and 1999, the unrealized holding loss totaled $36,312 and $0, respectively.

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

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at September 30, 2000 and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive income and loss for the three months ended September 30, 2000 and 1999 and the comprehensive loss for the nine months ended September 30, 2000 and 1999, respectively, are as follows:


                                            For the Three Months            For the Nine Months
                                            Ended September 30,             Ended September 30,
                                       ----------------------------    ----------------------------
                                           2000            1999            2000            1999
                                       ------------    ------------    ------------    ------------
Net Income/(Loss)                      $ (1,578,807)   $ (2,280,065)   $ (2,763,220)   $ (6,819,627)
Unrealized Gain/(Loss)
on Marketable Equity Securities             (29,722)             --         (36,312)             --
                                       ------------    ------------    ------------    ------------

Comprehensive Income/(Loss)
for the Period                         $ (1,608,529)   $ (2,280,065)   $ (2,799,532)   $ (6,819,627)
                                       ============    ============    ============    ============

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The Financial Accounting Standards Board issued FASB No. 133-Accounting for Derivative Instruments and Hedging Activities in June, 1998 to be effective for all fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of this pronouncement has been deferred to all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the adoption of FASB No. 133 will have a material impact on the Company's operations.


NOTE 2--EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb(TM) products whereby all contract manufacturing was discontinued, all in-house production would be outsourced and the Company would move its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The Company recognized as exit costs the related non-cancelable obligation under a lease agreement for office and manufacturing facilities in Salt Lake City, Utah through 2005. Future minimum lease payments of $1,756,924 under the lease were charged to operations during the year ended December 31, 1999.

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

Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company's balance sheet resulting in a remaining liability balance of $1,598,342. This balance was reversed and credited to operations as manufacturing exit recoveries income during the six months ended June 30, 2000.

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 2000, the Company issued 4,548,557 common shares for gross cash proceeds of $13,646,000 received from 45 accredited investors in a private placement offering, at $3.00 per share. These securities are exempt from registration under the Act. In connection with the offering, a total of $1,476,783 was incurred as placement costs.

During March, 2000, the Company issued a total 5,393,690 common shares related to the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,218 in cash and recorded $947,204 related to the cashless exercise of warrants as a deemed payment of the principal of the 1999 Notes, as defined in Note 5 - Notes Payable. The warrants exercised totaled $1,348,422.

In March, 2000, the Company issued 16,474 shares of common stock upon the cashless exercise of 18,333 stock options.


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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THREE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations

The Company recognized a net loss of $1,578,807 for the three months ended September 30, 2000, or a $0.05 loss per share, compared to a net loss of $2,280,065 or a $.13 loss per share for the three months ended September 30, 1999.

Sales in the three month period ended September 30, 2000 totaled $376,885 compared to $1,044,511 during the three month period ended September 30, 1999, or a decrease of 64%. During the comparative third quarters of 2000 and 1999, the Company derived its revenue as follows:



                                          For the Three Months Ended September 30,
                                          ----------------------------------------
Summary of Revenue by Product:                 2000                   1999
                                            ----------             ----------
     Engineering Services                   $       --             $   17,271
     Royalties                                  45,172                263,041
     Branded Products                          176,404                 78,036
     Contract and Cable Manufacturing           41,211                686,163
     XtraWeb                                   114,098                     --
                                            ----------             ----------
     Total Revenue                          $  376,885             $1,044,511
                                            ==========             ==========

During the third quarter of 2000, the Company continued to implement its plan to focus its efforts on the X-traWeb(TM) product line, since it previously abandoned its contract and in-house manufacturing activities. Accordingly, engineering service revenue was $0 in the third quarter of 2000 compared to $17,271 in the third quarter of 1999. In addition, contract and cable manufacturing revenues decreased by $644,952, or 94%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

The Company's business strategy continues to emphasize (1) the design and sales of X-traWeb(TM) products, which contributed $114,098 in revenues during the three months ended September 30, 2000 compared to $0 for the three months ended September 30, 1999, and (2) the increased marketing of branded products, including radio and antenna sales, which totaled $176,404 in the third quarter of 2000 compared to $78,036 in the third quarter of 1999, an increase of $98,368, or 126%.

Finally, royalties on products sold during the third quarter of 2000 by a major customer contributed $45,172 during the three months ended September 30, 2000 compared to $263,041 for the quarter ended September 30, 1999 which represented a decrease $217,869 or 82.8%. While the license agreement with such customer expired by its terms in September, 2000, the Company expects to receive an additional royalty payment with respect to such quarter in late 2000, although there can be no assurance of such result.

Cost of sales for the three months ended September 30, 2000 totaled $259,110 compared to $891,433 for the three months ended September 30, 1999, or a decrease of $632,323 or 70.9%.

The gross profits for the comparative quarters were $117,775, or 31.2% of sales, in 2000 compared to $153,078, or 14.7% of sales for 1999. The increase in gross profit percentage for the three months ended September 30, 2000 vs. 1999 was primarily due to reduced cost of sales associated with outsourced manufacturing of products sold in 2000. Gross profits resulting from ongoing sales activity benefitted from an overall reduction in costs and decreases in personnel and related expenses in the second quarter of 2000. The Company reduced total employees from 84 as of September 30, 1999 to 48 as of September 30, 2000, or a 42.9% reduction. The majority of this employee reduction was directly attributable to the exit from manufacturing activities.

The Company incurred research and development costs of $455,456 for the three months ended September 30, 2000 compared to $322,920 for the three months ended September 30, 1999, or an increase of $132,536, or 41%. These costs continue to relate to the ongoing application development of the X-traWeb(TM) proprietary technology in 2000.

The Company's selling, general, and administrative expenses for the three months ended September 30, 2000 totaled $1,285,258 compared to $1,148,110 for the three months ended September 30, 1999, or a increase of $137,148, or 12%. Over 45% of the September 30, 2000 expenses were incurred as part of the Company's marketing plan to promote X-traWeb(TM) products and technology solutions and expand its operations to the European marketplace. In addition, the Company substantially increased its advertising and promotional expenses by approximately $90,000 for the three months ended September 30, 2000 vs. September 30, 1999 as part of this business expansion marketing strategy in 2000.

Interest income increased to $90,553 in the third quarter of 2000 from $4,630 in the third quarter of 1999 due to increased available funds invested in overnight interest bearing accounts provided by the $13.6 million private placement of shares of common stock issued by the Company in the first quarter of 2000. Interest expense decreased to $4,388 in the third quarter of 2000 from a total of $746,641 in the third quarter of 1999 due to the retirement of substantially all debt outstanding in the first quarter of 2000, and the non-recurrence in the third quarter of 2000 of amortization of debt discount.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations

The Company incurred a net loss of $2,763,220 for the nine months ended September 30, 2000, or a $.10 loss per share, compared to a net loss of $6,819,627, or a $.41 loss per share, for the nine months ended September 30, 1999. This represents an improvement in 2000 of $4,056,407, or 59.5%, over 1999 year-to-date financial results.

Sales for the nine month period ended September 30, 2000 totaled $1,343,124 compared to $2,717,510 during the nine month period ended September 30, 1999, or a decrease of $1,374,386 or 50.6%. During the comparative three quarters of 2000 and 1999, the Company derived its revenue as follows:


                                           For the Nine Months Ended September 30,
                                          ----------------------------------------
Summary of Revenue by Product:                 2000                   1999
                                            ----------             ----------
     Engineering Services                   $       --             $  857,534
     Royalties                                 459,986                263,041
     Branded Products                          496,619                498,499
     Contract and Cable Manufacturing          113,572              1,098,436
     XtraWeb                                   272,947                     --
                                            ----------             ----------
          Total Revenue                     $1,343,124             $2,717,510
                                            ==========             ==========


During the third quarter of 2000, the Company continued to implement its strategic plan to focus its efforts on the X-traWeb(TM) product line and abandon its contract and in-house manufacturing activities. Consequently, the engineering and contract manufacturing revenue declined from $1,955,970 to $113,572, a decrease of $1,842,398, or 94.2% during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Sales of branded products, included radio and antenna sales, decreased by $1,880, or
 .004%, during the first three quarters of 2000 vs. 1999. In addition, the Company recognized total revenues from the X-traWeb(TM) product line of $272,947 during the first nine months of 2000 and had no revenues from such source during the first three quarters of 1999. Finally, royalties contributed $459,986 in revenue during the nine months ended September 30, 2000, compared to $263,041 for the first nine months of 1999, or an increase of $196,945 or 74.9%. Since the license agreement with a customer expired by its terms in September, 2000, the Company anticipates receiving its final royalty payments during the fourth quarter of 2000, although there can be no assurance of the amount thereof (if any).

During June, 2000, the Company formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary is responsible for the development and sale of X-traWeb(TM) products through European markets, commencing with the country of Italy. The Company had no revenues from the European operation as of September 30, 2000. In addition, the Company formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., in June 2000, which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, although neither entity derived any revenues as of September 30, 2000.

Cost of sales for the nine months ended September 30, 2000 compared to 1999 declined to $962,022 in 2000 from a total of $2,270,806 in 1999, or a reduction of $1,308,784 or 57.6%. The resulting gross profit was $381,102, or 28.4% of sales, for the nine months ended September 30, 2000 compared to $446,704, or 16.4%, for the nine months ended September 30, 1999. This represents an improvement of 12.0% in gross profit margin percentage for the comparable periods and is expected to continue to increase as the Company shifts towards higher profit margin business.

Research and development expenses increased to $1,060,760 from $994,694, or by $66,066, or 6.6%, for the comparable nine month periods ended September 30, 2000 vs. September 30, 1999.

Total selling, general, and administrative expenses amounted to $3,807,824 for the nine months ended September 30, 2000 compared to $3,730,130 for the nine months ended September 30, 1999, representing an increase of $77,694, or 2.1%. Selling and marketing expenses increased by $344,585, or 42.2%, during the nine months ended September 30, 2000 over 1999 and represents a significant increase in advertising, promotion, and sales related travel to market the Company's X-traWeb(TM) products as discussed above. Total general and administrative expenses for the comparable nine months periods ended September 30, 2000 and 1999 decreased by $266,891, or 9.6%, and resulted from (1) a decrease in depreciation of $590,646, or 85.3%, and (2) a savings of $167,500, or 64.4%, in facilities rent due to the termination of the Salt Lake City lease. These expense savings were offset in part by (1) an increase in corporate travel related expenses of $278,315 for promotion of X-traWeb(TM) products, the opening of the X-traWeb Europe offices, and other international business opportunities, and (2) increases of $204,780 in compensation and benefits, new stock exchange fees expense for the American Stock Exchange of $35,167, and an increase in the provision for doubtful accounts receivable of $53,246.

Interest income for the nine months ended September 30, 2000 was $278,677 compared to $15,236 for the nine months ended September 30, 1999, with the increase directly attributable to increased available funds in overnight interest bearing accounts provided by the $13.6 million private placement of shares of common stock issued by the Company in the first quarter of 2000. Interest expense declined to $117,119 during the nine months ended September 30, 2000 compared to $1,578,727 for the nine months ended September 30, 1999, and represents a decrease of $1,461,608, or 92.6%. This expense reduction is directly related to retirement of substantially all debt, and related debt discount amortization, by the Company in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity at September 30, 2000 consisting of cash and cash equivalents was $5,279,317, which represented an increase of $4,385,468 over the Company's cash and cash equivalents of $893,849 as of December 31, 1999. The Company's current assets were $6,236,098 as of September 30, 2000, an increase of $4,275,168 from the Company's current assets of $1,960,930 as of December 31, 1999.

During the first quarter of 2000, the Company raised $13,646,000 of new capital from the sale of shares of common stock in a private placement transaction to 45 accredited investors at $3.00 per share. The proceeds of this offering, net of $1,398,223 in placement fees, amounted to $12,247,777. The Company also paid a total of $78,560 in placement fees related to 1999 offerings during this period. The net proceeds from issuance of common stock were $12,169,217.

In March, 2000, the Company also issued common stock related to the exercise of 5,393,690 warrants to purchase common stock at $.25 per share. Proceeds of $401,218 were received in cash and $947,204 was recorded as capital related to the cashless exercise of warrants by the deemed payment of principal by reduction of the 1999 notes issued by the Company. The warrants exercised totaled $1,348,423.

With the proceeds of the $13,646,000 private placement, the Company, in the first quarter of 2000, redeemed the mandatorily redeemable 10% preferred stock in the amount of $950,000 plus accrued dividends of $57,378. In addition, the Company paid off the 1999 notes outstanding with cash in the amount of $2,377,623 and the cashless exercise of warrants by deemed payment of principal in the amount of $947,204, as discussed above, and accrued interest of $35,059, thereby discharging such debt in full.

The Company's liquidity decreased due to changes in operating assets and liabilities during the first nine months of 2000. For the nine months ended September 30, 2000, the net change in operating assets and liabilities utilized net cash flow of $356,534 compared to a net decrease of cash for the nine months ended September 30, 1999 of $1,125,058. The primary reasons for the net decrease in cash flow during the first three quarters of 2000 were decreases in accounts receivable levels of $79,738, which were offset in part by cash flow used to reduce accounts payable of $419,280 and other accrued liabilities (net of accrued lease obligation terminated during the nine months ended September 30,
2000) of $40,901. For the nine months ended September 30, 1999, accounts receivable increased and accounts payable decreased by $376,560 and $347,208, respectively, resulting in total net cash flow used of $723,768.

SUMMARY

During the first nine months of 2000, the Company has implemented its redirection efforts to focus on the growth of its X-traWeb(TM) business segment and proprietary radio products. Management has raised $13,646,000 million in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, relocated its corporate headquarters to the Denver, Colorado area, and exited from all in-house manufacturing activities, including termination of its lease obligation for facilities in Utah. While the Company has recently hired additional engineering and marketing personnel, management believes that the potential growth of current products will require additional engineering and marketing personnel for the X-traWeb(TM) business in advance of the receipt of substantial revenues from such source. As a result, the Company will continue to recruit such personnel actively. In addition, the Company realized revenues from the sales of its X-traWeb products for the first time during the first nine months of 2000.

In addition, management is evaluating the need and availability of additional capital to support its further business expansion in Europe and internationally. While the Company believes that such additional financing can be obtained, there can be no assurance that such financing will be achieved or, if made available, on terms acceptable to the Company.

In summary, while management is optimistic about the Company's future, it is fully aware that anticipated revenue increases from sales of X-traWeb(TM) products and its proprietary radios are by no means assured. New capital and financing sources and availability may be limited. As a result, there can be no assurance that management's efforts will be successful.



PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None pending

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None reported

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the three months and nine months ended September 30, 2000 and the Exhibits which are listed on the Exhibit Index attached hereto.


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

10.34 Waiver Agreement by and among the Registrant and the Bridge Noteholders dated as of December 7, 1999*

10.35 Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrant's Confidential Private Placement Memorandum dated January 12, 2000 as amended.*

10.36 Settlement Agreement and Mutual Release between Internet Telemetry Corp. and the Registrant, dated as of August 7, 2000.*

27         Financial Data Schedules**

----------
**     Filed herewith

*      Filed previously

+      Management contract or compensatory plan or arrangement filed previously

(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:    November 13, 2000            WORLD WIRELESS COMMUNICATIONS, INC.

                                      By:   /s/ David D. Singer
                                         ---------------------------------------
                                           David D. Singer
                                           President, Chief Executive Officer


                                      By:   /s/ Roger D. Leclerc
                                         ---------------------------------------
                                           Roger D. Leclerc
                                           Vice President of Finance
                                           Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

10.36      Settlement Agreement and Mutual Release between Internet Telemetry
           Corp. and the Registrant, dated as of August 7, 2000.*

27         Financial Data Schedules**

----------
**     Filed herewith

*      Filed previously

+      Management contract or compensatory plan or arrangement filed previously