Form 10-K
period 2000-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2001-04-17
CIK 1031744

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                   For the fiscal year ended December 31, 2000

       [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from ________________ to _________________

                            Commission file 001-15837

                       WORLD WIRELESS COMMUNICATIONS, INC.
                       -----------------------------------

                       (Name of registrant in its charter)

                      Nevada                              87-0549700
         -------------------------------               ----------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification No.)

5670 Greenwood Plaza Boulevard, Penthouse, Greenwood Village, Colorado  80111
----------------------------------------------------------------------  -----
      (Address of principal executive offices)                        (Zip Code)

             Registrant's telephone number          (303) 221-1944

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                    -----------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average of the high and low price at which the stock was sold, as of March 28, 2001, was $25,133,855.

     As of March 28, 2001 there were 31,222,181 shares of the registrant's common stock issued and outstanding.

================================================================================

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS

Overview

World Wireless Communications, Inc. (the "Company", "we" or "us")(1) is a developer of wireless telemetry and communications systems and components of spread spectrum digital radios. By leveraging our experience during the last several years in developing low-cost, reliable communications systems, we have developed the latest generation in web-enabling technology - X-traWeb(TM).

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

We have successfully combined all of our technologies into a functional package that not only collects and transmits data and provides control from remote locations, but also enables customers to use an ordinary browser to access the data-gathering and remote-control functions from anywhere in the world through the Internet where there is Internet access.

By integrating system options that use several of our proprietary wireless technologies, we have capitalized on approximately two years of development resources in an attempt to abbreviate our total time-to-market. Through this period, our management has been engaged principally in developing product positioning strategies, strategic planning and final development and testing of our integrated "total technology solution."

Current Status

We have completed development and testing of the core components of our web-enabled supervisory control and data acquisition ("SCADA") solution, and are currently engaged in implementing the first phase of our near-term plan - the introduction of our technology solution to selected customers in major target markets to establish beta installation testing for a variety of commercial and industrial applications and the commencement of product sales.

--------
(1) Unless otherwise indicated, all references to and information concerning "we" or "us" includes World Wireless Communications, Inc. and its wholly-owned subsidiaries; and historical information, except for the financial statements, presents the operation of World Wireless Communications, Inc. and its subsidiaries on a combined basis, unless otherwise indicated.

While our X-traWeb technology has a wide range of diverse applications, we have targeted four principal areas to focus our sales at present: (a) vending machines; (b) facilities management and automatic meter reading; (c) security systems; and (d) food services equipment.

Our current customers include FreedomPay.com (which sells cashless vending machines), Enodis Chains PLC (the largest manufacturer of equipment for fast food vendors), a subsidiary of the U.K.-based Enodis, RealTime Data (a vending machine operator) and Honeywell Inc. (which sells control systems). Our alliance partners include Texaco Natural Gas Inc. (for marketing to the natural gas industry), Co-operative ConNEXTions, LLC, a provider of products and services to rural distribution cooperatives in the western United States and Audiotel S.p.A. (which is marketing certain of our X-traWeb products in Italy). We also had relationships with Kyushu Matsushita Electric Co. Ltd. ("Panasonic"), Motorola, Inc. and Williams Wireless Inc. dba Williams Telemetry Services, a subsidiary of the Williams Company ("Williams").

Industry

Commercialization of the Internet began in the mid-1980s, with e-mail providing the primary means of communication. However, it was the Internet's World Wide Web, which provided a means to link text and pictures, which led to the blossoming of e-commerce and sparked the explosive growth of the Internet in the 1990s. Today, millions of people around the world send and receive information, and purchase products and services through the Internet. The potential of such a large and still-growing market has led many business analysts to consider e-commerce as the supreme opportunity of the times. The enormous growth of the Internet is being driven by:

         o The increasing familiarity, acceptance, and use of the Internet by governments, businesses, and consumers;

         o The large and growing number of personal computers ("PCs") installed in homes and offices;

         o        The decreasing cost of PCs and related peripherals;

         o        The growth and development of web-enabling technologies;

         o        The proliferation of Internet content;

         o        Easier, faster, and less expensive access to the Internet; and

         o Significant improvements in network infrastructure and bandwidth.

We expect that corporate investment in web-enabling technology will continue to grow both in the United States and abroad for the foreseeable future despite the recent reduction of anticipated growth in the telecommunication sector.

X-traWeb "Total Technology Solution"

                  At the heart of our X-traWeb strategy is the promotion of our total technology concept.

                  Constituting the "first mile" portion of our proprietary total technology solution is our "X-Node(TM)". The X-Node is a miniature web server compacted into a one square inch embeddable board, or available as firmware requiring less than 2 kilobytes of memory. This miniature web server collects information from a remote piece of equipment (e.g., vending machine, gas meter, and the like) and makes that information available via the Internet.

                  A critical element in implementing our technology for large-scale installations is our X-traWeb proprietary "X-Gate(TM)". The X-Gate is an Internet gateway that can collect information from a wired or wireless network from a substantial number of X-Nodes (e.g., an array of vending machines), and transmit the information to an information repository via the Internet. The X-Gate offers distinct advantages over the more commonly used gateway - the personal computer
         - in that it requires no human intervention and incorporates advanced technologies to ensure performance and reliability.

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

         Competitive Advantages

                  Our technologies offer customers a number of advantages, including, without limitation:

                  - Open architecture solutions that do not use proprietary protocols, and components that are fully compatible with most important Internet protocols (such as TCP/IP, HTTP/UDP/PPP and SLIP);

                  - Use of a standard web browser and Internet tools (such as Java) to monitor and control remote equipment and functions from any Internet-accessible location;

                  - Wireless technology option that eliminates the need for additional (and generally costly) electrical, telephone, or other "hardwired" systems at remote locations;

                  - Highly durable components that can operate in a wide range of environmental conditions;

                  - Ease of installing, configuring, bringing online, and maintaining or replacing components;

                  - Firmware-based technology that allows customized configuration of equipment already possessing embedded microcontrollers; and

                  - Firmware-based technology that allows automatic updating of microcontroller functions from a remote location to reflect changes in customer needs and specifications.

         Competitive Adaptability

                  Our open architecture solutions do not use proprietary protocols. As a result, our X-traWeb components are fully TCP/IP compatible and meet current and emerging international Internet communications standards (such as IEEE 802.3), which provide important benefits when compared to closed, proprietary solutions.

         Based on our development and engineering experience, we are positioned to provide up-to-date technical solutions to customers with remote monitoring and control needs.

         Strategic Growth Plan

                  We plan to develop and sell our products and services in three separate, but at times overlapping phases.

         Phase One. During Phase One, in which we are currently engaged, we are debuting our unique combination of wireless, telemetry, and web-enabling technologies through providing selected Fortune 1000 and other customers with a "total technology solution" package of products and services. During this phase, we are focused on selling the wide-ranging capabilities of our unique technological approach by working with our customers to design and configure the X-traWeb networks that address their specific industrial and web-based service needs, while building a database of standardized technology configurations that can be used or easily adapted for a variety of applications. Throughout the process, we will seek to establish ourselves as a recognized "brand" for innovative, technologically advanced products and services.

         Phase Two. During Phase Two, which we are currently implementing, we are leveraging our brand recognition and the contents of our database to expand our market for products and services by offering mix-and-match packages for applications in a variety of industries as described in Phase One above. The X-Node and X-Gate components will be designed to simply plug in and be ready for use or, if necessary, they can be easily configured - even by customers. During this phase, we plan to develop new applications for our technologies, along with a selection of value-added web-based services, to strengthen our ties with our established customers and extend our reach into new markets.

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

         Products and Services

         Our product strategy is to utilize our existing technologies to develop innovative solutions that enable users of telemetry technologies to leverage the power of the Internet in order to greatly enhance the efficiency and cost of controlling and monitoring remotely located equipment.

         Our X-traWeb solutions allow standard web browsers, rather than customized host system software packages, to monitor and control equipment throughout the world using industry-standard Internet tools and X-traWeb technology. The result is that, from any Internet-accessible location, customers in a variety of industries have real-time comprehensive, cost-efficient information available that helps them better manage their telemetry requirements.

         X-traWeb Products

         Our existing X-traWeb products which are available for sale are listed below. These typically are sold as part of a specifically-designed installation for any particular customer.

         The X-Node(TM)

         Our web-enabling solutions rely on the use of our X-Node technology. The X-Node is a small (approximately 1 inch by 1 inch and less than 2 kilobytes of memory), fully functional embedded microcontroller and wireless Internet gateway. X-Nodes are highly durable in most environmental conditions, have low manufacturing costs, and can be attached easily to a wide variety of existing equipment for the purposes of remotely monitoring and controlling the equipment over the Internet.

         Each X-Node has two serial ports and incorporates AVR Series microcontrollers from Atmel Corporation. These microcontrollers allow in-circuit programmability and near 1 million instructions per second execution speed.

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

         X-Nodes can be used singly by connecting one to a piece of equipment and adding a modem for Internet connection. In situations with multiple devices, where more than one X-Node is required, customers can use our X-Gate to link the X-Nodes into an X-traWeb network and manage the network. A substantial number of X-Nodes may be networked on a wired or wireless basis to a single X-Gate.

         The X-Gate(TM)

         Our X-Gate is a small, rugged, proprietary Internet gateway device that replaces the more common gateway: the personal computer. In general, the personal computer is not a suitable gateway for use in X-traWeb solutions because of its cost and the need for regular human intervention. The X-Gate has been developed based upon experience in the remote control of critical facilities such as pipelines and offshore production facilities.

         Each X-Gate has a microcontroller and four serial ports, allowing it to communicate with a substantial number of X-Nodes on a single X-traWeb network and collect and send their data through either dial-up or Local Area Network ("LAN") connections to the Internet. In the event of a power outage or brownout, the unit will automatically reboot and continue operation without human interference.

         Our current X-Gate model incorporates a modem or terminal server, lowering overall costs and broadening the range of Internet services we can provide our customers. We have developed several different versions of our X-Gate which provide different levels of functionality depending upon a customer's specific needs.

         X-traWeb Internet Access Servers

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

         MAX

         MAX is a new technology that places observation and control of regular household appliances and electronic on the Internet through a specialized X-Gate (TM). Each household appliance will have its own web page through an X-Node that can be accessed by the household owner. Since MAX provides data in standard HTML formation (i.e., hyper text mark-up language), any device with Web capabilities can access the appliance. MAX can then be used to turn an appliance on or off, to monitor the functioning of the appliance, and the need for maintenance thereof.

         X-traCam

         The X-traCam is the first true web camera. It is based on X-Node technology and captures video images directly and transmits them to a standard browser without use of a personal computer. We have developed existing prototypes of this product, but the low resolution features limits the application of this product. As a result, we are currently developing a higher resolution picture for it.

         Connectivity

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

         World Wireless Radios

         We offer four radios for sale.

         Our line of 900 MHZ spread spectrum radios includes the 900 SS Hopper, an award-winning frequency hopping spread spectrum radio that offers reliable communications in a variety of environments. The Hopper features transmission speeds of up to 56 kilobytes per second and a range of up to 25 miles, line of sight, depending upon conditions and antenna selection. This radio received an award as the "best of show" in 1999 at a trade show in Baltimore, Maryland.

         In addition, the 900 SS MicroHopper - a miniature version of the Hopper
         - offers a smaller form-factor and lower power-consumption for short range applications. Measuring just 2 1/2 inches by 1 3/4 inches, the MicroHopper is suited for applications where size and cost are important considerations.

         Both frequency hopping spread spectrum radios employ our proprietary Secure-Sync(TM) technology. This coding technology is a major innovation in wireless communications, which substantially reduces the overhead inherent in other coding methods. It adds security, increases throughput efficiency and provides faster effective communications speeds at a much lower cost.

         We also offer the 900 SS Direct - a direct sequence transceiver with RS-232 connectors, capable of transmitting data up to 40 kilometers, line of sight - and the Micropulse - a 2.4 gigahertz ("GHz") frequency hopping radio for international applications that transmits data at up to 800 Kbps.

         Customer Support and Services

         We support our customers with a range of services designed to help integrate our products into our customers' systems. This support includes engineering consultation with every developer kit purchase, customer satisfaction and quality control programs, and in some cases complete turn-key solutions for large projects.

         Sales and Marketing

         We believe we are positioned to capitalize on trends in many targeted segments of the telemetry market (including, without limitation, fast food services equipment, facilities management, asset management and security systems) through our ability to penetrate and establish a market presence with products and services designed to meet industry-specific needs. Our marketing strategy hinges on our establishing a strong reputation as a provider of reliable and technologically superior wireless Internet-based telemetry services to a diverse customer base. To achieve our goals of substantial growth and penetration of our target markets, we have developed a strategic marketing plan that provides for the development and expansion of long-term sales channels through which we can sell our X-traWeb solutions well into the future.

         Our marketing strategy involves a combination of in-house sales and marketing experts, authorized agents, strategic marketing alliances, joint-ventures and direct sales. These will be enhanced and supported by secondary direct marketing, advertising, promotions and public relations efforts.

         Direct Sales Organization

         During the early launch stages of our sales efforts, our senior management is directly participating, as well as providing overall management for, in the sale of our X-traWeb solutions. A target market oriented, direct sales management organization has been established to manage separate marketing teams which have responsibility for specific industry sectors. The core team will also manage the activities of outside marketing partners, including value-added resellers and information technology consultants. We also engaged independent commission agents to market our products in the energy and other targeted markets.

         As we expand our operations, we plan to hire additional sales personnel, or engage additional independent commission agents, to cover new markets and augment the services of sales and marketing personnel in certain larger markets.

         Strategic Marketing Alliances


         As an integral part of our marketing program, we are establishing strategic marketing alliances with outside companies that have strong influence within the respective target markets for our X-traWeb solutions. We will seek to align ourself with partners that are capable of substantially accelerating our penetration of a target market or of adding material value to our marketing program through the reduction of costs, managerial infrastructure, and other economic advantages. We have formulated a sales plan to target and pursue prospective customers through organizations such as: management consulting firms, computer networking consultants and value-added resellers.

         We are in discussions to form marketing alliances in the residential security, facilities management and Internet sectors. Moreover, we have formed several such alliances to date in the natural gas and energy sectors. Our staff is currently working with Texaco Natural Gas Inc. to market our X-traWeb products to customers in the natural gas field. We are also working with Cooperative ConNEXTions, LLC to market our X-traWeb products and services to rural electrical utilities operating in approximately 16 states west of the Mississippi River.

         Our technology offers these co-marketing partners a value-added component to the services already being provided to their existing customers. These co-marketing partners provide us with a credible avenue of introduction to other potential customers for our products and services.

         Advertising and Promotions

         An integral part of our long-term marketing plan is the generation of awareness within the target markets for our products and services. We allocate a portion of our gross revenues toward ongoing advertising, promotions, and public relations activities, including direct mail, trade print media advertising, trade show participation and sales personnel incentives. To reach an even wider audience as we continue to develop widespread awareness of our portal and proprietary telemetry solutions, we plan to implement an advertising and promotional support program designed to:

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

         We have appointed a public relations firm, with substantial expertise in the information technology industry, to assist us in the development and execution of periodic public relations campaigns, including campaigns coordinated with new product introductions in existing markets and expanded introductions to new markets. We also will continue to highlight our activities through editorial inclusion in trade publications and national business newspapers.

         We have also allocated promotional funds in our advertising budget for our participation in regional, national and international trade shows that are conducted for industries that comprise our target markets, including telemetry and Internet technology industry trade shows (such as the annual CeBit trade show in Hannover, Germany and Comdex in Las Vegas, Nevada). We intend to maintain a regular presence at key trade shows throughout our development, and use its presence to not only attract "typical" customers, but also generate follow-on marketing opportunities.

         Research and Development

         We invest significantly in research and development activities. These activities consist of proprietary development on our spread spectrum radios and X-traWeb solutions.

         We will continue to engage in research and development activities for our own products. Current and future projects include new spread spectrum transceivers in the 2.4GHz band, improving X-traWeb to enable plug-and-play developer kits, improved X-traWeb components such as the X-traCam, and similar projects.

         Manufacturing

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

         Contract Design and Development

         General

         At the present time, we are not seeking design and development service contracts except in "partnering" situations in which we would have an ownership interest in the products and/or technology which are the subject of the contract and which promote the sale of our proprietary products, such as our X-traWeb products. For example, we typically provide certain engineering services for the application of our X-traWeb products for use in a specific application or applications desired by a vending machine manufacturer or a manufacturer of fast-food restaurant equipment or for installation in the monitoring of a gas pipeline or the control system in a refrigeration storage unit or office management system.

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

         Kyushu Matsushita Electric Co. Ltd. (Panasonic) Contract

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

         During 2000, we recognized $447,049 of royalty income under this contract and will not receive any further royalties therefrom since such contract expired in September, 2000.

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

         Under our MicroCast contract with KME, we received a development fee of $50,000, of which the entire amount was paid in 1998, and will receive royalty payments for a two-year period commencing on the first shipment, which has not yet occurred. A royalty of $1.50 per unit of product sold is payable on each unit sold. We do not believe any products will be shipped pursuant to this contract and, thus, we do not expect to receive any royalties from this source.

         Competition

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

         A key element of our competitive strategy is to align ourself with major manufacturers by developing proprietary products or technology or market leaders that can be incorporated into its "partner manufacturers" products. We currently have a marketing alliance with Texaco Natural Gas Inc., Cooperative ConNEXTions, LLC to market our X-traWeb products in the United States and with Audiotel S.p.A. for marketing such products in Italy. We previously licensed low-cost spread spectrum technology for use in certain products sold by Panasonic (which agreement expired in September, 2000) and entered into a VAR Agreement with Motorola, Inc. to sell its MOSCAD Remote Terminal Units. We also believe that our agreements with KME (i.e., Panasonic), and Motorola, illustrate the manner in which we can "partner" with much larger, established companies to access mass markets for our proprietary wireless communications products and technology.

         Our management has identified three primary competitors offering either telemetry-related products and services or web-enabled technologies:

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

                  While each of these companies offers products and/or services that have some parallels to those provided by X-traWeb, none currently provides, to our knowledge, the type of cost-effective, total solution approach that we do. In addition, we believe we combine successfully all of the necessary technical elements with the additional capability for wireless system integration and communications.

         Employees

         As of December 31, 2000 we had 48 employees. Of these employees, 3 were classified as executive, 18 as administrative personnel, 20 as engineering, and 7 as sales and marketing. Our employees do not belong to a collective bargaining unit, and we are not aware of any labor union organizing activity.

         Patents and Intellectual Property

         We believe that reliance upon trade secrets, copyrights and unpatented proprietary know-how in conjunction with the development of new products is at least as important as patent protection in our business since most patents provide fairly narrow protection, and are of limited value in areas of rapid technological change. Further, patents require public disclosure of information which may otherwise be subject to trade secret protection. We presently own two United States patents covering antenna technology, and have a United States patent which covers "spread spectrum" demodulation technology. "Spread spectrum" communication is a method for transmitting and receiving coded information which is resistant to interference due to the fact that the transmission is spread over a large bandwidth. This method requires, however, that both the transmitter and the receiver have the same spreading code (i.e., a pre-determined, fixed pattern) used to spread the information over the larger bandwidth. The purpose of the technology covered by our spread spectrum patent is to recover and remove the spreading code from a transmission signal, and thus obtain the original information, in a simpler, less expensive manner.

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

         In addition, during 1998 we filed a United States patent application for each of two separate software codes. Furthermore, during 2000, we filed at least four U.S. patent applications on various operating aspects of the X-traWeb system, although we cannot assure you that any patents will be issued to us.

         Williams Wireless, Inc. raised a claim that we violated the non-competition provisions of their agreements by allegedly marketing X-traWeb(TM) products in the telemetry meter reading applications. We, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with us. While we believed that Williams' claim was properly disputable, the parties orally agreed to enter into a settlement agreement and mutual release. On March 8, 2000, before such settlement agreement was concluded, Williams sold substantially all of its assets and business, including its agreements with us, to an unrelated party, Internet, and thereafter we resolved this dispute amicably.

         We and Internet entered into a settlement agreement and mutual release dated as of August 7, 2000, which contained the following key elements:

         (a) each party released the other of any claims under the Williams' agreements with us, and the parties terminated such agreements in all respects;

         (b) we agreed to grant Internet a perpetual, non-exclusive irrevocable royalty-free worldwide license to manufacture, use and sell our MicroHopper radio, as configured on the date of our agreement, as a component of Internet's telemetry systems or products, and to manufacture, use and sell such radio only when incorporated into Internet's telemetry systems or products;

         (c) each party agreed to allow the other party to resell the other's products pursuant to a standard resellers agreement adopted by such party; and

         (d) each party agreed to indemnify the other from any claims arising under such agreement. We believe that this agreement will have no material adverse effect on our business.

         We have not filed any patent applications in foreign countries.

         History

         For a description of our history, our subsidiaries, and predecessors, see the prospectus dated February 18, 1998, filed with the Securities and Exchange Commission. We formed X-traWeb Inc. as our wholly-owned Delaware subsidiary in May 1999.

         ITEM 2.   PROPERTIES

         As of December 31, 2000, our executive offices and principal administrative offices are located at 5670 Greenwood Plaza Boulevard, Greenwood Village, Colorado in approximately 10,441 square feet of space at which is leased at a monthly cost of $18,594 for base rental and allocable common area maintenance charges. We also pay for certain utility expenses. The five-year lease for these premises expires on December 31, 2005.

         We also maintain small leased offices in Overland Park, Kansas of approximately 2,850 square feet at a monthly rent of $3,444 and in Gonic, New Hampshire of approximately 5,000 square feet at a monthly rent of $1,700.

         We believe that our facilities are satisfactory for our present scale of operations.

         We have obligations under various equipment leases which are not material.

         ITEM 3.   LEGAL PROCEEDINGS

         On February 20, 2001 certain parties filed a lawsuit against us with respect to the purchase of a total of 230,000 shares of our common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of our failure to file a registration statement on or before December 31, 2000. We believe that we have meritorious defenses to such action and intend to prosecute our defense of the action vigorously, but there can be no assurance as to the outcome thereof.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were put to a vote of security holders during the fourth quarter of 2000.

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Common Stock

         Our shares of Common Stock are traded on the American Stock Exchange under the symbol "XWC". The high and low per share price of the shares of our Common Stock and the dividends that were paid thereon for 1999 and 2000 were as follows:

                          1999                         2000
                ------------------------    ---------------------------
       Quarter  High      Low   Dividend    High        Low    Dividend
       -------  ----     -----  --------    -----      -----   --------
       1st      2.06      1.75    $0        7.875      2.875      $0
       2nd      1.88      1.50     0        5.25       2.50        0
       3rd      1.69      1.00     0        4.375      2.625       0
       4th      4.31      1.44     0        3.75       1.375       0

         At December 31, 2000 we had approximately 350 beneficial owners of our shares of Common Stock.

         Dividend Policy

         We have not paid any dividends on our shares of Common Stock to date and do not anticipate paying any dividends in the foreseeable future.

         Sale of Securities

         We did not sell any shares of our Common Stock during the fourth quarter of 2000.

ITEM 6.   SELECTED FINANCIAL AND OTHER DATA

         The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                                         December 31,
                                       -----------------------------------------------------------------------------
                                           2000            1999             1998             1997            1996
                                       -----------     -----------      -----------      -----------     -----------
Current Assets                         $ 4,151,263     $ 1,960,930      $ 1,725,770      $ 1,529,804     $   328,551

Net Equipment                              575,476         192,252        1,038,645        1,133,263         327,022

Other Assets                               243,149         425,032        1,372,175        7,469,957           7,469
                                       -----------     -----------      -----------      -----------     -----------
Total Assets                           $ 4,969,887     $ 2,578,214      $ 4,136,590      $10,133,024     $   663,042
                                       ===========     ===========      ===========      ===========     ===========
Current Liabilities                    $   944,499     $ 6,087,067      $ 5,053,628      $ 1,815,903     $   203,351

Long-Term Liabilities                        9,633          21,459           84,968           24,275          44,808

Mandatorily Redeemable
 Preferred Stock                                --         950,000               --               --              --

Stockholders' Equity
(Deficit)                                4,015,755      (4,480,312)      (1,002,006)       8,292,846         414,883
                                       -----------     -----------      -----------      -----------     -----------
Total Liabilities and
 Stockholders' Equity
 (Deficit)                             $ 4,969,887     $ 2,578,214      $ 4,136,590      $10,133,024     $   663,042
                                       ===========     ===========      ===========      ===========     ===========


                                                                For the Years Ended December 31,
                                       ----------------------------------------------------------------------------
                                           2000            1999            1998            1997            1996
                                       ------------    ------------    ------------    ------------    ------------
Sales                                  $  1,714,833    $  3,566,307    $  4,309,691    $  2,913,429    $    618,505
Cost of Sales                             1,213,427       2,926,459       3,751,607       2,116,934         662,184
                                       ------------    ------------    ------------    ------------    ------------
Gross Profit (Loss)                         501,406         639,848         558,084         796,495         (43,679)
                                       ------------    ------------    ------------    ------------    ------------

Total Operating Expenses                  5,873,104       9,434,208      14,131,872       8,571,898       1,882,836
                                       ------------    ------------    ------------    ------------    ------------

Net Loss From Operations                 (5,371,698)     (8,794,360)    (13,573,788)     (7,775,403)     (1,926,515)

  Interest expense                         (132,586)     (3,556,097)     (1,813,208)        (43,779)     (1,310,142)
  Other income                              351,227          26,662         343,625           9,692              --
                                       ------------    ------------    ------------    ------------    ------------
Net Loss                                 (5,153,057)    (12,323,795)    (15,043,371)     (7,809,490)     (3,236,657)

Preferred Dividends                           6,400       1,000,658              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Net Loss Applicable to
 Common Shareholders                   $ (5,159,457)   $(13,324,453)   $(15,043,371)   $ (7,809,490)   $ (3,236,657)
                                       ============    ============    ============    ============    ============


Basic and Diluted Loss
 Per Common Share                      $      (0.18)   $      (0.77)   $      (1.34)   $      (0.85)   $      (1.03)
                                       ============    ============    ============    ============    ============
Weighted Average
 Number of Common
 Shares Used in Per
 Share Calculation                       29,447,488      17,308,258      11,189,603       9,217,158       3,141,613
                                       ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect our business.

                  The following discussion should be read in conjunction with our Consolidated Financial Statements and respective notes thereto, and Selected Consolidated Pro Forma and Historical Financial Data.

RESULTS OF OPERATIONS

2000 to 1999

         We incurred a net loss of $5,159,457 for 2000, or a $.18 loss per share, compared to a net loss of $13,324,453 or a $.77 loss per share, for 1999. This represents an improvement in 2000 of $8,164,996, or 61.3%, over 1999 financial results.

         Sales for 2000 totaled $1,714,833 compared to $3,566,307 during 1999, or a decrease of $1,851,474 or 52%. During the comparative years of 2000 and 1999, we derived our revenue as follows:

                                  For the Year Ended December 31,
                                  -------------------------------
Summary of Revenue by Segment:          2000         1999
                                     ----------   ----------
X-traWeb(TM)                         $  450,604   $       --
Radio products                        1,147,571    1,329,242
Corporate                               116,658    2,237,065
                                     ----------   ----------
         Total Revenue               $1,714,833   $3,566,307
                                     ==========   ==========



         During 2000, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line, and abandoned our contract and in-house manufacturing activities. Of the $450,604 in revenue derived from the X-traWeb(TM) product line, $243,730 resulted from engineering revenue related to proof-of-concept and similar development activities. In addition, contract manufacturing revenue decreased by $2,120,407 or 94.8% as the result of our exit from this activity.

         Our business strategy continues to include revenue from the production of radio products, which totaled $690,377 for 2000, compared to $789,167 for 1999, a decrease of $98,790 or 12.5%. Finally, royalties contributed $457,194 of the $1,147,571 in radio product revenue during 2000, compared to $540,075 for 1999, a decrease of $82,881 or 15%. Since the license agreement with our primary customer expired by its terms in September, 2000, royalty income dropped sharply during the fourth quarter of 2000.

         During June, 2000, we formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary is responsible for the development and sale of X-traWeb(TM) products through European markets, commencing with the country of Italy. Only $9,574 in sales had been realized from the European operation as of December 31, 2000. In addition, we formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp. in June 2000, which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, although neither entity derived any revenues as of December 31, 2000.

         Our cost of sales for 2000 compared to 1999 declined to $1,213,427 in 2000 from a total of $2,926,459 in 1999, or a reduction of $1,713,032 or 58.5%.
The resulting gross profit was $501,406, or 29% of sales, for 2000 compared to $639,848, or 17.9%, for 1999. This represents an improvement of 11.1% in gross profit margin percentage for the comparable periods. This improvement is expected to continue to increase as we shift towards higher profit margin business.

         Our research and development expenses increased to $1,483,365 from $1,318,963, or by $164,402, or 12.5%, for the comparable twelve month periods ended December 31, 2000 versus December 31, 1999. These costs continue to relate to the ongoing application development of the X-traWeb(TM) propriety technology in 2000.

         Our total selling, general, and administrative expenses amounted to $5,895,975 for 2000 compared to $4,657,680 for 1999, representing an increase of $1,238,295, or 26.6%. Selling and marketing expenses increased by $877,960, or 74%, during 2000 over 1999 and represents a significant increase in advertising, promotion, and sales related travel to market our X-traWeb((TM)) products as discussed above. Total general and administrative expenses for the comparable December 31, 2000 and December 31, 1999 period increased by $360,335, or 10.4%, and resulted from (1) a decrease in depreciation of $445,472, or 77.7%, and (2) a savings of $183,000,or 53.7%, in facilities rent due to the termination of the Salt Lake City lease. These expense savings were substantially offset by (1) an increase in corporate travel related expenses of $366,460 for promotion of X-traWeb(TM) products, the opening of the X-traWeb Europe offices, and other international business opportunities, and (2) increases of $865,864 in compensation and benefits, new stock exchange fees expense for the American Stock Exchange of $35,167, and an increase in the provision for doubtful accounts receivable of $84,339.

         Expenses for 2000 were reduced by $1,677,668 as the result of the reversal of previously accrued manufacturing exit costs. The favorable settlement of the lease obligation on our Salt Lake City, Utah manufacturing and office facilities resulted in a recovery of $1,598,342. An additional $79,326 was recovered as the result of the sale of manufacturing equipment to a third party. Total manufacturing exit costs recognized in 1999 were $2,615,489.

         Our interest income for 2000 was $337,618 compared to $33,748 for 1999, with the increase directly attributable to increased available funds in overnight interest bearing accounts provided by the $13.6 million private placement of shares of our Common Stock we sold in the first quarter of 2000. Interest expense declined to $132,586 during 2000 compared to $3,556,097 for 1999, and represents a decrease of $3,423,511, or 96.3%. This expense reduction is directly related to our retirement of substantially all of our debt, and related debt discount amortization, in the first quarter of 2000.

1999 Compared to 1998

                  We incurred a net loss of $12,323,795 for 1999 or $.77 loss per share, compared to a net loss of $15,043,371 or a $1.34 loss per share, for 1998. This represented an improvement in 1999.

                  Sales for 1999 totaled $3,566,307 compared to $4,309,691 of sales during 1998, or a decrease of $743,384 or 17.2%. During the comparative years for 1999 and 1998, we derived our revenue as follows:

                                        For the Year Ended December 31,
                                        -------------------------------
Summary of Revenue by Segment:                1999         1998
                                          ----------   ----------
Radio products                            $1,329,242   $  586,000
Contract and Cable Manufacturing           2,237,065    3,723,691
                                          ----------   ----------
         Total Revenue                    $3,566,307   $4,309,691
                                          ==========   ==========

                  In 1999, our principal source of resources was from our contract and cable manufacturing activities, while in 1998 our principal source of resources was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,664,000.

                  Gross profit in 1999 was $639,848 compared to $558,084 during the comparable period during 1998, which represents 18% and 13% of sales respectively.

                  We reduced our research and development costs by $1,860,594 from $3,179,557 in 1998 to $1,318,963 in 1999, primarily by reducing the number of our employees and related expenses. Similarly, we reduced our general and administrative expenses, including sales and marketing, from $4,975,307 in 1998 to $4,657,680 in 1999, as a result of a reduction in the number of our employees and related expenses.

                  During the fourth quarter of 1999, we executed a plan to focus our efforts on the X-traWeb(TM) product line and abandon our contract and in-house manufacturing activities. As a result of this decision, we recognized $2,615,489 in manufacturing activity exit costs. These costs consisted of the impairment of all assets used in the manufacturing process and the remaining rent obligation of the abandoned Salt Lake City facility. In addition, the related patents and goodwill associated with our manufacturing activities were impaired. We terminated our liability for the Salt Lake City facility in the first quarter of 2000, as discussed above.

                  The amortization of goodwill decreased from $5,977,008 for 1998 to $842,076 for 1999. The decrease was due to the $4,722,425 impairment of goodwill related to our February 1997 acquisition of Digital Radio Communications Corporation recognized in the third quarter of 1998, compared to $641,679 impairment of goodwill related to the October 1997 acquisition of TWC Ltd., recognized in the fourth quarter of 1999.

                  Our increased interest expense in 1999 was due primarily to the issuance of the warrants and common stock in connection with our obtaining the waivers of defaults on the notes payable we issued in 1999.

                  Our interest income resulted from our investing available cash in overnight interest bearing accounts.

                  During 1999, we issued 950 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 4,750,000 common shares at $0.25 per share. The issuance of preferred stock with warrants was accounted for as the granting of a favorable conversion feature to the preferred stockholders. The value assigned to the warrants was based on the their intrinsic value but limited to the cash proceeds and the amount of the notes converted. Since the warrants were immediately exercisable, the resulting discount to the preferred stock of $950,000 was immediately recognized as a preferred divided. Additionally, we accrued dividends in the amount of $50,658 as of December 31, 1999.

Liquidity and Capital Resources

                  Our liquidity at December 31, 2000 consisting of cash and cash equivalents was $3,097,624, which represents an increase of $2,203,775 over our cash and cash equivalents of $893,849 as of December 31, 1999. Our current assets were

$4,151,263 as of December 31, 2000, an increase of $2,190,333 from our current assets of $1,960,930 as of December 31, 1999.

                  During the first quarter of 2000, we raised $13,646,000 of new capital from the sale of shares of our common stock in a private placement transaction of 45 accredited investors at $3.00 per share. The proceeds of this offering, net of $1,434,222 in placement fees, amounted to $12,211,778. We also paid a total of $78,560 in placement fees related to 1999 offerings during this period. The net proceeds from issuance of the shares of our common stock were $12,133,218.

                  In March, 2000, we also issued common stock related to the exercise of warrants to purchase 5,393,690 shares of common stock at $.25 per share. Proceeds of $401,220 were received in cash and $947,203 was recorded as capital related to the cashless exercise of warrants by the deemed payment of principal by reduction of the 1999 notes issued by us. The warrants exercised totaled $1,348,423.

                  With the proceeds of the $13,646,000 private placement, we redeemed all of our shares of mandatorily redeemable 10% preferred stock in the amount of $950,000 plus accrued dividends of $57,378 during the first quarter of 2000. In addition, we paid off the 1999 notes outstanding with cash in the amount of $2,377,624 and the cashless exercise of warrants by deemed payment of principal in the amount of $947,203, as discussed above, and accrued interest of $35,059, thereby discharging such debt in full.

                  Our liquidity increased slightly due to changes in operating assets and liabilities during the course of the year 2000. For the year ended December 31, 2000, the net change in operating assets and liabilities generated net cash flow of $16,623 compared to a net decrease of cash for the year ended December 31, 1999 of $1,347,892. The primary reasons for the net increase in cash flow during 2000 were decreases in accounts receivable levels of $194,978, which were offset in part by cash flow used to increase inventory by $58,951, increase pre-paid expenses and other assets by $50,516, and reduce other accrued liabilities (net of accrued lease obligation terminated during 1999) of $62,129. For the year ended December 31, 1999 accounts receivable increased and accounts payable decreased by $413,384 and $434,528, respectively, resulting in total net cash flow used of $847,912.

SUMMARY

                  During 2000, we implemented our redirection efforts to focus on the growth of our X-traWeb(TM) business segment and proprietary radio products. We raised $13,646,000 million in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, relocated our corporate headquarters to the Denver, Colorado area, and exited from all in-house manufacturing activities, including termination of our lease obligation for facilities in Utah.

                  Also, we realized revenues from the sales of our X-traWeb products for the first time during 2000 and also signed various marketing alliance agreements during the year. While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part,
(ii) we will develop additional sources of sales in the United States, Italy and other foreign countries and (iii) will derive substantial revenues therefrom in 2001 and thereafter, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that X-traWeb(TM) product sales will constitute the bulk of our revenues during the year 2001 and thereafter. We also believe that we will derive significant revenues from the sale of our proprietary radio products in the future, but we cannot assure you as to the amount of such sales or when such sales will occur. We do not expect the sales of our antenna products to contribute materially to our consolidated net sales or income in the foreseeable future.

                  While we recently hired additional engineering personnel, we believe that the potential growth of current products will require additional engineering personnel for our X-traWeb(TM) business in advance of the receipt of substantial revenues from such source. As a result, we will continue to recruit such personnel actively and expend funds for such purpose.

                  Based on our current cash position and our plans for 2001, we believe that additional capital will be required by May 2001. We have obtained a financing commitment letter totaling $4,000,000, to be provided as private equity placements, which management believes will be adequate to fund our operations in 2001.

                  In summary, while we are optimistic about our future, we are fully aware that anticipated revenue increases from sales of our X-traWeb(TM) products and our proprietary radios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated to supplement the additional financing, we have a contingency plan to reduce overhead and other operating costs so as to remain a going concern. These contingency plans, however, would require reductions in product development and marketing costs, which could impact the timing and ultimate amount of future revenues.

Statement Regarding Forward-Looking Disclosure

                  This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including, without limitation, (i) those associated with our ability to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWeb(TM) products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business" and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See Index to Financial Statements, Page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

               Subsequent to the year ended December 31, 1999, on May 01, 2000, we appointed Deloitte & Touche LLP to replace Hansen, Barnett & Maxwell as our independent auditors for the fiscal year ended December 31, 2000.

               The report of Hansen, Barnett & Maxwell on our consolidated financial statements as of December 31, 1999 and for each of the two years in the period ended December 31, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

               The decision to engage Deloitte & Touche LLP as our independent auditors was approved by our board of directors, and by the Audit Committee.

               In connection with the audit for the year ended December 31, 1999, and through May 1, 2000, we have had no disagreements with Hansen, Barnett & Maxwell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hansen, Barnett & Maxwell would have caused it to make reference thereto in its report on the consolidated financial statements for such year.

                                  PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Our executive officers and directors at December 31, 2000 were as follows:

   Name                Age                     Position
   ----                ---                     --------
David D. Singer         51        Chairman of the Board of Directors,
                                  President, Chief Executive Officer
                                  and a Director

Charles Taylor          51        Director

Malcolm P. Thomas       50        Director


Donald I. Wallace       56        Director, Executive Vice President
                                  and President of X-traWeb, Inc.

M. Robert Carr          57        Director

Roger D. Leclerc        50        Vice President and Chief Financial Officer(2)

         David D. Singer - Mr. Singer was appointed our President in November 1996, and became one of our Directors in February 1997. From 1977 to 1983, Mr. Singer was President of CSL Energy Controls, Inc., a company specializing in third party energy conservation. From 1983 to 1985, Mr. Singer was a special consultant to the General President of the Sheetmetal Workers Association. From 1985 to 1988, Mr. Singer was Vice President First Municipal Division, Bank One Leasing Corporation. From 1989 to 1994, Mr. Singer was President of Highland Energy Group. From 1991 to 1996, Mr. Singer was employed by Navtech Industries, Inc., an electronic assembly company, as Vice President Sales and Marketing from February 1994 to July 1995, and as President and Chief Operating Officer from July 1995 to July 1996.

         Charles Taylor - Mr. Taylor was elected one of our Directors in July, 1999 and was elected as a member of our Audit, Compensation and Stock Option Committees on November 11, 1999. During the period from 1995 through December 31, 2000, Mr. Taylor was a senior investment advisor with Amerindo Investment Advisors based in New York City and is a senior member of a team that manages approximately $4 billion in growth portfolios, including the Amerindo Technology Fund. Prior to such period, Mr. Taylor served as a technology analyst with several major investment banking firm. Mr Taylor is now self-employed.

         Donald I. Wallace - Mr. Wallace was appointed our Executive Vice President -- Telemetry and SCADA (i.e., Systems Control and Data Access) Division in January 1998, became the President of our subsidiary X-traWeb, Inc., in May, 1999 and was elected as a Director in April, 1999. Prior to his employment by us, Mr. Wallace was employed from December 1995 as President of PrimeLink, Inc., a Lenexa, Kansas company, which Mr. Wallace founded to engage in the development and marketing of wireless telemetry products for remote meter reading. Between September 1991 and November 1995, Mr. Wallace was employed as the President of Arcom Control Services, Inc., which developed and marketed computer-based monitoring and control products for the oil and gas industry.

         Malcolm P. Thomas - Mr. Thomas was elected one of our Directors effective September 2, 1999 and was elected as a member of our Audit Committee on November 11, 1999 and of our Compensation and Stock Option Committees on January 20, 2000. During the period from 1991 to December 31, 2000, Mr. Thomas was the Director of Operations and Marketing at Fluor Global Services, Inc., a wholly-owned subsidiary of Fluor Corporation (a New York Stock Exchange company), having been promoted from Manager of Marketing Services and operation in the Western United States for his corporation. Commencing in January, 2001, Mr Thomas has been the Executive Vice President and General Manager of Building Technology Engineers, a joint venture subsidiary of EMCOR Group and CB Richard Ellis.

         M. Robert Carr - Mr. Carr was elected one our Directors on April 26, 2000 and was elected as a member of our Audit Committee on such date. During the period

---------
(1) Mr. Leclerc resigned from us as an officer and employee in March, 2001. We named Robert Hathaway as Vice-President-Finance and Chief Financial Officer on February 23, 2001.

from 1995 to the present, Mr. Carr has served as a principal of the Carr Company, a management and policy consulting from based in Washington, D.C.
Mr. Carr's current clients include General Motors Corp. and United Airlines. Previously Mr. Carr served as a United States Congressman from the State of Michigan during the period from 1975 to 1993. There he served as Chairman of the House Transportation Subcommittee. He also served on the House Armed Services, Judiciary and Interior and Insular Affairs Committees.

         Roger D. Leclerc - Mr. Leclerc joined the Company in February 2000 and was appointed our Vice President and Chief Financial Officer on April 21, 2000. Prior to joining us and since 1992, Mr. Leclerc served as the Manager of Development and Asset Disposition, Western Region for United Artist Theater Circuit, Inc., where he was responsible for evaluating and developing new theater projects and developed and implemented exit strategies for non-performing theater projects. Mr. Leclerc has 20 years of diverse experience in project management and finance administration, including consulting for diverse corporations. He continues to serve as a director and adviser on the board of directors of two public companies and as treasurer of the Black Hawk Gaming Association. Mr. Leclerc has also served on numerous local government organizations as an adviser and director. Mr. Leclerc resigned as an officer and employee in March, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

                  The table below sets forth information concerning compensation paid in 1998, 1999 and 2000 to David D. Singer, our Chairman, President and Chief Executive Officer, and Donald I. Wallace, our Executive Vice President, Telemetry and SCADA and the President of X-traWeb, Inc., a wholly owned subsidiary. Except as set forth in the table, none of our executive officers received compensation of $100,000 or more in 2000.


                           Summary Compensation Table

                                      Annual Compensation             Long-Term Compensation
                                  -----------------------------  --------------------------------
                                                                       Awards            Payouts
                                                                 ---------------------  ---------
                                                      Other      Restricted                             All
Name and                                              Annual        Stock     Options     LTIP         Other
Principal Position         Year    Salary   Bonus  Compensation   Awards ($)  /SARs(#)  Payouts($)  Compensation
------------------         ----   --------  -----  ------------  -----------  --------  ----------  ------------
David D. Singer(1)(2)      2000   $205,571    --        --            --            --      --
President                  1999    151,653    --        --            --       400,000      --
                           1998    143,530    --        --            --            --      --

Donald I. Wallace(1)(2)    2000    148,052    --        --            --            --      --
President, X-traWeb, Inc.  1999    127,993    --        --            --       220,000      --
                           1998    124,809    --        --            --            --      --


---------

(1) Neither Mr. Singer nor Mr. Wallace received compensation reportable as "Other Annual Compensation" which exceeded 10% of his salary in 2000.

(2) Mr. Singer is the Chairman and Mr. Wallace is the President of X-traWeb, Inc., our wholly-owned Delaware subsidiary formed in 1999.

         The following table sets forth certain information regarding options owned by Messrs. Singer and Wallace at December 31, 2000:

             Aggregated Option\SAR Exercises in Last Fiscal Year and
                            Options\SAR Values

                                                       Number of Securities Underlying
                                                        Unexercised Options\SARs at          Value of Unexercised
                                                                Fiscal Year-End             In-The-Money Options/SARs
                   Shares Acquired                                    (#)                    At Fiscal Year End ($)
Name               on Exercise (#)  Value Realized($)  Unexercisable       Exercisable    Unexercisable   Exercisable
----               ---------------  -----------------  -------------       -----------    -------------   -----------
David D. Singer          --                --            240,000(1)         210,000(2)      $     --            --
Donald I. Wallace        --                --            152,000(3)          68,000(4)      $ 20,000         5,000


         For the purpose of computing the value of "in-the-money" options at December 31, 2000 in the above table, the fair market value of a share of our Common Stock at December 31, 2000 is deemed to be $1.91 per share, which was the average of the high and low prices of such shares on the American Stock Exchange on such date.

----------

(1) The stock options are exercisable as follows: 80,000 shares on November 11, 2001, 80,000 shares on November 11, 2002, and 80,000 shares on November 11, 2003.

(2) Options to purchase 50,000 were exercisable as of December 31, 1998 and an additional 160,000 were exercisable as of December 31, 2000.

(3) One stock option is exercisable as follows: 24,000 shares on November 11, 2001, 24,000 shares on November 11, 2002, and 24,000 shares on November 11, 2003. In addition, another stock option is exercisable as follows: 20,000 on April 22, 2001, 20,000 on April 22, 2002, 20,000 on April 22, 2003 and 20,000
shares on April 22, 2004.

(4) Options to purchase 68,000 were exercisable as of December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Set forth below is information as of December 31, 2000 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to us who own more than 5% of our shares of Common Stock:

Name and Address of
Beneficial Owner             Number of Shares(1)     Percent of Class(2)
-------------------          -------------------     -------------------
Michael Lauer                   7,534,453(3)                23.8
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Offshore Inc.            4,880,662(4)                15.4
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Partners LLC               500,000(4)                 1.6
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Partners, LP             1,805,650(4)                 5.7
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Voyager                    238,600(4)                   *
375 Park Avenue
Suite 2006
New York, NY 10022

Orbiter Fund Ltd.                 109,600(4)                   *
375 Park Avenue
Suite 2006
New York, NY 10022

RUSP Holdings S.A.              2,500,000(5)                 9.3
C.So. Dante, Turin, Italy

Elkron International S.p.A.       650,000(5)                 2.1
Via Carducci
Turin, Italy

Tanalux S.A.                      350,000(5)                 1.1
5 Rue Emil
Bian L-1235
Luxembourg

Pensionskassee Der Siemens      1,697,994                    5.4
Gesellschaften
c/o Lintheschergasse
Zurich, Switzerland 8001

------------

* Less than one percent.

(1) Unless otherwise indicated, this column reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 2000.

(2) In computing the percentage of shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 2000 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.

(3) Of these shares, none is owned by Mr. Lauer in street name; 2,630,662 are held directly and of record by Lancer Offshore, Inc., plus 2,250,000 issued as a result of the exercise of warrants to purchase the same in March, 2000; 1,305,650 are held directly and of record by Lancer Partners, LP, plus 500,000 issued as a result of the exercise of warrants to purchase the same in March, 2000; 500,000 are held directly and of record by Lancer Partners LLC; 238,600 are held directly and of record by Lancer Voyager; and 109,541 are held directly and of record by The Orbiter Fund Ltd. Mr. Lauer is believed to control the voting and disposition of these shares and warrants by virtue of being the investment manager for these entities. He is also the general partner of Lancer Partners LP and the Manager of Lancer Partners LLC.

(4) Michael Lauer is deemed to be an indirect beneficial owner of these shares.

(5) These three foreign corporations are affiliates of each other.

         (b) Set forth below is information as of December 31, 2000 pertaining to ownership of our shares of Common Stock by all of our directors and executive officers:

(i)  Name and Address of                 Number of
     Beneficial Owner                    Shares(1)        Percent of Class(2)
------------------------                 ---------        ------------------
David D. Singer, President, Chief        439,500(3)              1.4
Executive Officer and Director
World Wireless Communications, Inc.
5670 Greenwood Plaza Boulevard
Suite 340
Englewood, Colorado   80111

Donald I. Wallace, Executive Vice         92,000                   *
President --Telemetry and SCADA
4412 Orofino Place
Castle Rock, CO 80104

Charles Taylor                            10,000(4)                *
World Wireless Communications, Inc.
5670 Greenwood Plaza Boulevard
Suite 340
Englewood, Colorado 80111

Malcolm P. Thomas                         12,000(4)                *
Building Technology Engineers
1560 Brookhollow Drive
Suite 220
Santa Ana, CA 92705

M. Robert Carr                             9,000(5)
815 Connecticut Avenue, N.W.
Washington D.C. 20006

(ii) All Directors and
     Executive Officers as
     a Group                             562,500                 1.8


------------

         (1) Unless otherwise indicated, this column reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 2000.

         (2) In computing the percentage of shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 2000 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.

         (3) Include 50,000 shares and 160,000 shares issuable upon presently exercisable and fully vested option granted under our 1997 and 1998 stock option plans, respectively, but excludes 237,500 shares which he transferred to his wife in 1999 as part of a divorce settlement.

         (4) Includes 10,000 shares issuable upon the exercise of options granted in January, 2000, in recognition of services as a director.

         (5) Includes 5,000 shares issuable upon the exercise of options granted in November, 2000, in recognition of services as a director.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.1. Consolidated Financial Statements of World Wireless Communications, Inc. and Subsidiaries: -- See Index to Consolidated Financial Statements on Page F-1.

  2. Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  3.   Exhibits:

         See the Exhibit Index attached hereto.

  b.   Reports on Form 8-K

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

                                           WORLD WIRELESS
                                           COMMUNICATIONS, INC.
                                           (Registrant)

Dated: April 16, 2001                      By: /s/ David D. Singer
                                               -----------------------------
                                                David D. Singer, Chairman of
                                                the Board of Directors,
                                                President and Chief Executive
                                                Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                        Title                           Date
            ----                        -----                           ----
   /s/ David D. Singer           Chairman of the Board              April 16, 2001
   ----------------------        of Directors, President,
      David D. Singer            Chief Executive Officer,
                                 and Director

   /s/ M. Robert Carr            Director                           April 16, 2001
   ----------------------
       M. Robert Carr

   /s/ Charles Taylor            Director                           April 16, 2001
  ----------------------
       Charles Taylor

  /s/ Malcolm P. Thomas          Director                           April 16, 2001
  ----------------------
      Malcolm P. Thomas

  /s/ Donald I. Wallace          Director                           April 16, 2001
  ----------------------
      Donald I. Wallace

  /s/ Robert Hathaway            Vice President - Finance and
  -----------------------        Chief Financial Officer,           April 16, 2001
      Robert Hathaway            (Principal Financial Officer
                                 and Principal Accounting Officer)

                  WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                    TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              F-2

Report of Independent Certified Public Accountants                          F-3

Consolidated Balance Sheets - December 31, 2000 and 1999                    F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999, and 1998                                           F-5

Consolidated Statements of Stockholders' Equity (Deficit) for
the Years Ended December 31, 1998, 1999 and 2000                            F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999, and 1998                                           F-7

Notes to Consolidated Financial Statements                                  F-8

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
World Wireless Communications, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of World Wireless Communications, Inc. (the Company) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wireless Communications, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Denver, Colorado
April 9, 2001

    HANSEN, BARNETT & MAXWELL
   A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS



                                                         (801) 532-2200
      Member of AICPA Division of Firms              Fax (801) 532-7944
             Member of SECPS                    345 East Broadway, Suite 200
 Member of Summit International Associates     Salt Lake City, Utah 84111-2693
                                                        www.hbmcpas.com

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          To the Board of Directors and the Stockholders
          World Wireless Communications, Inc.

          We have audited the accompanying consolidated balance sheet of World Wireless Communications, Inc. and subsidiaries ("the Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards. generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Wireless Communications, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                       HANSEN, BARNETT & MAXWELL

          Salt Lake City, Utah
          March 15, 2000

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                    ----------------------------
                                                         2000            1999
                                                    ------------    ------------
                                     ASSETS
  Current Assets
    Cash                                            $  3,097,624    $    893,849
    Investment in securities available for sale           19,109         130,403
    Trade receivables, net of allowance for
     doubtful accounts                                   347,218         723,355
    Other receivables                                     57,345             584
    Inventory                                            558,076         201,815
    Prepaid expenses                                      71,891          10,924
                                                    ------------    ------------
     Total Current Assets                              4,151,263       1,960,930
                                                    ------------    ------------
  Equipment, net of accumulated depreciation             575,475         192,252
                                                    ------------    ------------
  Goodwill, net of accumulated amortization              214,286         385,718
                                                    ------------    ------------
  Other Assets, net of accumulated amortization           28,863          39,314
                                                    ------------    ------------
  Total Assets                                      $  4,969,887    $  2,578,214
                                                    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
    Trade accounts payable                          $    540,899    $    547,978
    Accrued liabilities                                  371,149         338,112
    Other liabilities                                     13,077              --
    Accrued lease obligation on abandoned
     office and manufacturing facility                        --       1,756,924
    Notes payable                                             --       3,324,827
    Obligations under capital lease -
     current portion                                      19,374         119,226
                                                    ------------    ------------
     Total Current Liabilities                           944,499       6,087,067
                                                    ------------    ------------
  Long-Term Obligations Under Capital Lease                9,633          21,459
                                                    ------------    ------------
  Mandatorily Redeemable 10% Preferred Stock -
   $0.001 par value; 1,000,000 shares authorized;
   950 shares designated mandatorily redeemable;
   0 and 950 shares issued and outstanding;
   liquidation preference of $1,000,658                       --         950,000
                                                    ------------    ------------
  Stockholders' Equity (Deficit)
  Common stock - $0.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    31,208,847 shares in 2000 and 21,250,015
    shares in 1999                                        31,209          21,250

   Additional paid-in capital                         48,901,546      35,242,864
   Unearned compensation                                 (16,072)        (48,294)
   Receivable from shareholders                               --         (66,828)
   Accumulated deficit                               (44,844,164)    (39,684,707)
   Accumulated other comprehensive income (loss)         (56,764)         55,403
                                                    ------------    ------------
     Total Stockholders' Equity (Deficit)              4,015,755      (4,480,312)
                                                    ------------    ------------
  Total Liabilities and Stockholders' Equity
                                                    $  4,969,887    $  2,578,214
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              For the Years Ended December 31,
                                       --------------------------------------------
                                            2000            1999            1998
                                       ------------    ------------    ------------
Revenues from Services                 $    360,388    $    867,451    $  3,009,416

Sales of Products                         1,354,445       2,698,856       1,300,275
                                       ------------    ------------    ------------
Total Sales                               1,714,833       3,566,307       4,309,691

Cost of Sales                             1,213,427       2,926,459       3,751,607
                                       ------------    ------------    ------------
Gross Profit                                501,406         639,848         558,084

Operating Expenses
 Research and development                 1,483,365       1,318,963       3,179,557
 General and administrative               5,895,975       4,657,680       4,975,307
 Manufacturing activity exit costs       (1,677,668)      2,615,489              --
 Impairment of goodwill and patents              --         641,679       4,722,425
 Amortization of goodwill                   171,432         200,397       1,254,583
                                       ------------    ------------    ------------
   Total Operating Expenses               5,873,104       9,434,208      14,131,872
                                       ------------    ------------    ------------
Loss From Operations                     (5,371,698)     (8,794,360)    (13,573,788)

Other Income (Expense)
 Interest expense                          (132,586)     (3,556,097)     (1,813,208)
 Other income                               351,227          26,662         343,625
                                       ------------    ------------    ------------
Net Loss                                 (5,153,057)    (12,323,795)    (15,043,371)

Preferred Dividends                           6,400       1,000,658              --
                                       ------------    ------------    ------------
Loss Applicable to Common Shares       $ (5,159,457)   $(13,324,453)   $(15,043,371)
                                       ============    ============    ============
Basic and Diluted Loss Per
Common Share                           $      (0.18)   $      (0.77)   $      (1.34)
                                       ============    ============    ============
Weighted Average Number of Common

Shares Used in Per Share Calculation     29,447,488      17,308,258      11,189,603
                                       ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               Unearned                                  Total
                                             Common Stock       Additional   Compensation                  Other      Stockholders'
                                         ---------------------    Paid-In        and       Accumulated  Comprehensive    Equity
                                           Shares      Amount     Capital     Receivable      Deficit      Income      (Deficit)
                                         ----------  ---------  -----------  ------------  -----------  ------------- -------------
Balance - December 31, 1997              10,225,260     10,225   20,915,068   (1,428,918)  (11,316,883)    113,354       8,292,846
                                                                                                                       -----------
Comprehensive Loss:
 Net loss                                        --         --           --           --   (15,043,371)         --     (15,043,371)

 Decrease in unrealized gain
  on securities                                  --         --           --           --            --     (50,706)        (50,706)
                                                                                                                       -----------
   Comprehensive Loss for the Year                                                                                     (15,094,077)
                                                                                                                       -----------
Compensation related to grant of
 stock options                                   --         --      463,180     (463,180)           --          --              --
Repurchase of stock options                      --         --     (903,619)     903,619            --          --              --
Amortization of unearned compensation            --         --           --      899,553            --          --         899,553

Shares issued for cash                    2,721,258      2,721    2,410,353           --            --          --       2,413,074

Beneficial conversion feature of
 notes payable                                   --         --      374,172           --            --          --         374,172

Exercise of stock options for cash and
 a promissory note                          435,051        435      191,307      (48,420)           --          --         143,322

Shares issued for services                  443,831        444      404,587           --            --          --         405,031

Acquisition of technology                    65,000         65      324,935           --            --          --         325,000

Shares and warrants issued for interest      30,000         30    1,239,043           --            --          --       1,239,073
                                         ----------     ------  -----------   ----------  ------------    --------     -----------
Balance - December 31, 1998              13,920,400     13,920   25,419,026     (137,346)  (26,360,254)     62,648      (1,002,006)
                                                                                                                       -----------
Comprehensive Loss:
 Net loss                                        --         --           --           --   (12,323,795)         --     (12,323,795)
 Decrease in unrealized gain
   on securities                                 --         --           --           --            --      (7,245)         (7,245)
                                                                                                                       -----------
   Comprehensive Loss for the Year                                                                                     (12,331,040)
                                                                                                                       -----------
Compensation relating to the grant of
 stock options                                   --         --       86,388       22,224            --          --         108,612

Shares issued for cash                    5,612,000      5,612    5,018,661           --            --          --       5,024,273

Conversion of note payable and
 accrued interest                           893,698        894      892,804           --            --          --         893,698

Beneficial conversion feature of
 note payable                                    --         --       81,517           --            --          --          81,517

Shares issued for services                  120,841        121      231,265           --            --          --         231,386

Shares and warrants issued for defaults
 and interest on notes payable              450,000        450    2,075,032           --            --          --       2,075,482

Warrants issued for services                     --         --      425,155           --            --          --         425,155

Exercise of warrants for cash               253,077        253       63,016           --            --          --          63,269

Preferred dividends                              --         --           --           --    (1,000,658)         --      (1,000,658)
Warrants granted on issuance of
 preferred stock                                 --         --      950,000           --            --          --         950,000
                                         ----------     ------  -----------   ----------  ------------    --------     -----------
Balance - December 31, 1999              21,250,016     21,250   35,242,864     (115,122)  (39,684,707)     55,403      (4,480,312)

Comprehensive Loss:
 Net loss                                        --         --           --           --    (5,153,057)         --      (5,153,057)

 Decrease in unrealized gain
   on securities                                 --         --           --           --            --     (102,236)      (102,236)

 Adjustment from foreign currency
  translation                                    --         --           --           --            --       (9,931)        (9,931)
                                                                                                                       -----------
   Comprehensive Loss for the Year                                                                                      (5,265,224)
                                                                                                                       -----------
Compensation relating to the grant of
 stock options                                   --         --      163,968           --            --          --         163,968

Shares issued for cash, net of placement
 fees of $1,512,782                       4,548,667      4,549   12,128,669           --            --          --      12,133,218

Exercise of warrants                      5,393,690      5,394    1,343,029           --            --          --       1,348,423

Cashless exercise of stock options           16,474         16       23,016           --            --          --          23,032

Preferred dividends                              --         --           --           --        (6,400)         --          (6,400)

Amortization of unearned compensation
  and write-off of receivable of $66,828         --         --           --       99,050            --          --          99,050
                                         ----------     ------  -----------   ----------  ------------    --------     -----------
Balance - December 31, 2000              31,208,847    $31,209  $48,901,546   $  (16,072) $(44,844,164)   $(56,764)    $ 4,015,755

  The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                        2000            1999            1998
                                                   ------------    ------------    ------------
Cash Flows From Operating Activities
  Net loss                                          $(5,153,057)   $(12,323,795)   $(15,043,371)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization of goodwill                            171,432         200,397       1,254,583
    Impairment of goodwill and patent                        --         641,679       4,722,425
    Depreciation and amortization                       127,813         874,400         686,121
    Manufacturing activity exit costs                (1,974,978)      2,615,489              --
    Amortization of debt discount and financing              --              --         542,408
    Interest paid with stock and stock warrants              --       2,582,154         331,827
    Purchased research and development                       --              --         325,000
    Stock issued for services                           163,968         231,386         397,292
    Compensation from stock options granted              32,222         108,612         899,552
    Compensation from exercise of options                23,032              --              --
    Realized gain on securities held for sale            (7,007)             --              --
    Write-off of receivable from shareholder             66,828              --              --
    Provision for doubtful accounts receivable          124,397          42,772         295,504
    Beneficial conversion feature granted                    --              --         413,563
    Gain on sale of business assets                          --              --        (332,751)
    Changes in operating assets and liabilities:
     Accounts receivable                                194,978        (413,384)       (332,314)
     Inventory                                          (58,951)        (57,042)       (109,182)
     Accounts payable                                    (6,759)       (434,528)        509,631
     Accrued liabilities                                (62,129)       (580,008)        467,140
     Other                                              (50,516)        137,070         261,441
                                                   ------------    ------------    ------------
    Net Cash and Cash Equivalents Used By
     Operating Activities                            (6,408,727)     (6,374,798)     (4,711,131)
                                                   ------------    ------------    ------------
Cash Flows From Investing Activities
  Payments for the purchase of property
   and equipment                                       (526,265)       (128,461)       (247,457)
  Proceeds from sale of business assets
   and property                                          94,875           4,359         394,499
  Proceeds from sale of marketable
   securities                                            16,065              --              --
                                                   ------------    ------------    ------------
    Net Cash and Cash Equivalents (Used By)
     Provided By Investing Activities                  (415,325)       (124,102)        147,042
                                                   ------------    ------------    ------------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock             12,133,218       5,024,273       2,564,137
  Proceeds from borrowings, net of discount                  --       2,480,000       2,900,000
  Proceeds from issuance of mandatorily
   redeemable preferred stock                                --         700,000              --
  Redemption of preferred stock                        (950,000)             --              --
  Payment of preferred dividends                        (57,378)             --              --
  Proceeds from exercise of warrants                    401,220          63,269              --
  Principal payments on obligation under
   capital lease                                       (111,678)       (159,909)       (108,088)
  Principal payments on notes payable                (2,377,624)     (1,329,781)       (395,297)
                                                   ------------    ------------    ------------
    Net Cash and Cash Equivalents Provided
     By Financing Activities                          9,037,758       6,777,852       4,960,752
                                                   ------------    ------------    ------------
Effect of Exchange Rate on Cash and
 Cash Equivalents                                        (9,931)             --              --
                                                   ------------    ------------    ------------
Net Increase In Cash and Cash Equivalents             2,203,775         278,952         396,663

Cash and Cash Equivalents - Beginning of Year           893,849         614,897         218,234
                                                   ------------    ------------    ------------
Cash and Cash Equivalents  - End of Year           $  3,097,624    $    893,849    $    614,897
                                                   ============    ============    ============

   Supplemental cash flow information and non-cash investing and financing activities - Note 8

   The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT

                               ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS - World Wireless Communications, Inc. and its subsidiaries (collectively, "the Company") design and develop wired and wireless communications technology, systems and products. The Company has developed a web-enabling technology known as X-traWeb(TM). The Company's primary efforts are on marketing and further enhancing X-traWeb. Through December 1999, the Company also provided contract manufacturing services to the electronics wireless communications industry, as well as engineering and products related to supervisory control and data acquisition (commonly known as SCADA) technologies. During the fourth quarter of 1999 the Company executed a plan to exit activities related to contract and in-house manufacturing.

         During the year ended December 31, 2000, the Company used approximately $6.4 million of cash in operations, as it exited from in-house manufacturing activities, relocated to the Denver, Colorado area, and redirected its efforts to focus on the X-traWeb business opportunity and proprietary radio products. The Company had its initial revenues from the X-traWeb product in 2000 and cash will not be required for manufacturing exit costs in 2001. However, the Company believes that additional capital will be required by May 2001 to finance operating cash deficits until significant revenues which generate adequate margins are realized. The Company has obtained a financing commitment totaling $4 million, to be provided as private equity placements. If significant revenues with adequate margins are not generated to supplement the additional financing, the Company has a contingency plan to reduce overhead and other operating costs so as to remain a going concern. These contingency plans, however, would require reductions in the product development and marketing costs, which could impact the timing and ultimate amount of future revenues.

         The Company was formed on November 15, 1995 as a Nevada Corporation. Its name was changed during January 1998, from Data Security Corporation, to World Wireless Communications, Inc. During February 1997, the Company acquired Digital Radio Communications Corp. ("Digital Radio"), and thereby gained wired and wireless communication technology engineering, design, assembly and manufacturing capabilities. The results of operations for Digital Radio have been included in the consolidated operations since February 12, 1997. During October and November 1997, the Company acquired the Delaware company, TWC Ltd., operating under the name Austin Antenna, and the Kansas company, XARC Corporation. Effective January 1, 1998, all of the subsidiaries of the Company at that date, except TWC Ltd., were merged into World Wireless Communications, Inc. During 1998, the Company sold business assets and products relating to a line of personal computer security products known as SecuriKey. Sales from the security products were insignificant during 1998 and 1997.

         During June, 2000 we formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary is responsible for the development and sale of X-traWeb(TM) products through European markets. In addition, we formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp. in June 2000, which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively.

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

TRADE ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS - Sales to significant customers are defined as sales to any one customer which exceeded 10% of total sales in any of the three reporting years. Sales to significant customers represented 56%, 52%, and 75% of total net revenue for the years ended December 31, 2000, 1999, and 1998 respectively. Sales to the five significant customers during each of the years presented were as follows: Customer "A" - $724,083, $463,041, and $322,387; Customer "B" - $0, $601,606, and $2,739,375; Customer
"C" - $0, $423,090, $148,765; Customer "D" - $0, $363,120,and $0; and Customer
"E" - $240,915, $0, and $0. Sales to significant customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a significant customer.

         At December 31, 2000 and 1999, an allowance for doubtful accounts of $47,179 and $190,328, respectively, was provided against trade and other receivables. The Company recorded net charge offs of $267,546 for the year ended December 31, 2000. The charge offs were in settlement of outstanding issues that had been evaluated in determining the allowance for doubtful accounts as of December 31, 1999. For the years ended December 31, 2000 and 1999, provisions for doubtful accounts charged to expense totaled $124,397 and $42,772, respectively. Trade receivables and the allowance for doubtful accounts are reviewed periodically and adjusted, accordingly.

INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. In connection with the exit from contract and in-house manufacturing, the Company recognized a write-down of inventory of $405,466 to its estimated liquidation value. The write-down was charged to operations during the year ended December 31, 1999 and is included in manufacturing activity exit costs. In 2000, $297,310 of the write-down was reversed following the favorable disposition of the related, impaired inventory assets at prices higher than originally estimated.

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

         The remaining balance of goodwill arose from the acquisitions of Digital Radio, and is being amortized over a 5-year period from the original acquisition dates, on a straight-line basis. Amortization expense was $171,432, $200,397, and $1,254,583 during the years ended December 31, 2000, 1999 and 1998, respectively.

EQUIPMENT - Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $127,813, $573,285, and $613,240, for of the years ended December 31, 2000, 1999 and 1998, respectively. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost of the equipment and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The cost of equipment was reduced, as of December 31, 1999, by a $359,822 write-down reserve attributable to the exit from manufacturing activities.

INVESTMENTS - At December 31, 2000, investment in securities consisted of common stock of customers classified as available-for-sale and stated at quoted fair value of $19,109, compared to $130,403 in 1999. The cost of the securities was $65,938 and $75,000 for 2000 and 1999 respectively. The unrealized loss as of December 31, 2000 was $46,833 which is shown as a separate component of stockholders' equity. The change in net unrealized gains on securities during 2000 was a decrease in the holding gain of $102,236. The changes in net unrealized gains on the securities during the years ended December 31, 1999 and 1998 was $(7,245) and $(50,706), respectively.

SALES RECOGNITION - Sales are recognized upon delivery of products or services and acceptance by the customer. As a result of design and technology contracts, the Company has a right to receive royalties which will be recognized upon the related sales by customers.

STOCK-BASED COMPENSATION - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Stock-based compensation to non-employees is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model.

INCOME TAXES - The Company provides for income taxes on an assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, and for net operating loss carryforwards. Valuation allowances are provided for deferred tax assets if realization is not more likely than not.

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. For all years presented, diluted loss per share is the same as basic loss per share because the inclusion of 2,474,729, 7,415,260, and 641,922 potentially issuable common shares at December 31, 2000, 1999 and 1998, respectively, would have decreased the loss per share and have been excluded from the calculation.

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements on December 3, 1999. This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company believes revenue for the year ending December 31, 2000 is recognized in a manner consistent with the criteria specified in the bulletin.

         The Financial Accounting Standards Board issued FASB No. 133-Accounting for Derivative Instruments and Hedging Activities which, as amended, is effective for all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of FASB No. 133 did not have a material impact on the Company's financial condition or operations.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         The Company completed its relocation to the Denver, Colorado area in March, 2000. Pursuant to a Lease Termination Agreement, dated May 1, 2000, the Company paid a $75,000 settlement payment and transferred its security deposit in the amount of $27,742 to the benefit of a new tenant in the Salt Lake City, Utah manufacturing and office facilities and the lease agreement was terminated as of the May 1, 2000 date. Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company's balance sheet resulting in a remaining liability balance of $1,598,342. This balance was reversed and credited to operations as manufacturing exit recoveries income during the six months ended June 30, 2000.

                  NOTE 3--BUSINESS COMBINATION AND ACQUISITIONS

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

                                NOTE 4--INVENTORY

         Inventory consisted of the following:

                        December 31,
                    -------------------
                        2000       1999
                    --------   --------
Materials           $297,147   $     --
Finished goods       260,929    201,815
                    --------   --------
Total               $558,076   $201,815
                    ========   ========

                                NOTE 5--EQUIPMENT

         Equipment consisted of the following:


                                  December 31,
                           ---------------------------
                               2000           1999
                           -----------    -----------
Computer equipment         $ 1,098,980    $   390,047
Manufacturing equipment         22,920        837,099
Office furniture               350,050        204,946
Software                       171,119        151,403
Leasehold improvements          15,000        192,360
                           -----------    -----------
Total                        1,658,069      1,775,855

Accumulated depreciation    (1,082,594)    (1,583,603)
                           -----------    -----------

Net Equipment              $   575,475    $   192,252
                           ===========    ===========


                              NOTE 6--NOTES PAYABLE

                                          December 31,
                                    -----------------------
                                       2000         1999
                                    ----------   ----------
16% senior secured notes payable;
interest payable quarterly;
due May 14, 2000; secured by all
assets                                      --    3,324,827
                                    ----------   ----------
Total Notes Payable                 $       --   $3,324,827
                                    ==========   ==========


         On May 14, 1999 the Company issued $2,600,000 of senior secured 16% notes payable which were to mature in one year. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 of principal of the 1998 bridge loan notes. On August 27, 1999, the Company issued an additional $480,000 of senior secured 16% notes payable for cash in the amount of $480,000, and on October 11, 1999, the Company issued an additional $400,000 of senior secured 16% notes payable for cash in the amount of $400,000 (collectively the "1999 Notes"). The Company paid $155,173 of the notes during 1999.

         The 1999 Notes were secured by substantially all the Company's assets. Interest on the notes was payable quarterly. A mandatory pre-payment of principal equal to 25% of the gross proceeds from any issuance of the Company's securities was due upon the closing of the issuance. The terms of the notes stated that the notes would be in default if the reported loss before interest, depreciation, amortization and taxes exceeded $1,000,000 for the quarter ended June 30, 1999, or if income as computed above was less than $250,000 or $1,000,000 for the quarters ended September 30, 1999 or December 31, 1999, respectively. The notes also would have been in default if the Company failed to make a mandatory pre-payment of principal from the issuance of the Company's securities. If the notes were determined to be in default for a quarter the Company could be required to issue five-year warrants to purchase 300,000 shares of common stock at $0.25 per share as compensation for the default with respect to such quarter. The Company was not in compliance with the terms of the notes, accordingly, for the quarters ended June 30, and September 30, 1999, the Company accrued $279,555 and $397,647 of interest expense respectively, for such non-compliance. The interest accrual was valued based upon the value of the warrants had they been issued on June 30, and September 30, 1999, respectively. The Company also issued 200,000 shares of common stock as compensation to the holders of the notes as consideration of extending the interest payment on the notes to December 31, 1999. The Company recognized $512,000 of interest expense for the issuance of the 200,000 shares.

         In March, 2000 the Company paid off the 1999 Notes outstanding with cash in the amount of $2,377,624 and with the deemed proceeds from the exercise of warrants to purchase 3,788,813 common shares at $.25 per share. The portion of the 1999 Notes paid by the exercise of warrants was $947,203. The warrants exercised are included in the total warrants issued during the three months ended March 31, 2000 as discussed in Note 11.

                              NOTE 7--INCOME TAXES

         The net loss for 1999 resulted entirely from operations within the United States. 2000 results include a net operating loss of $229,000 relating to operations in Italy. There was no provision for or benefit from income tax for any period, as it is considered to be more likely than not that any benefit would not be realized during the next fiscal year. The components of the net deferred tax asset are shown below:

                                    2000            1999
                                ------------    ------------
Operating loss carryforwards    $ 10,455,000    $  8,018,000
Accrued liabilities and other         43,000         827,000
                                ------------    ------------
Total Deferred Tax Assets         10,498,000       8,845,000
Valuation Allowance              (10,498,000)     (8,845,000)
                                ------------    ------------
Net Deferred Tax Asset          $         --    $         --
                                ============    ============

         For tax reporting purposes, the Company has net operating loss carryforwards of approximately $28,000,000 which will expire beginning in the year 2012. Of this amount, $1,246,871 was from Digital Radio prior to its acquisition, and the availability of this amount to offset future taxable income is limited.

         The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

                                   For the Years Ended December 31,
                                -----------------------------------------
                                    2000           1999           1998
                                -----------    -----------    -----------
Tax at statutory rate (34%)     $(1,752,000)   $(4,190,000)   $(5,091,000)
Other differences, net              269,000        228,000        288,000
Change in valuation allowance     1,653,000      4,369,000      5,299,000
State tax benefit, net of
 federal tax effect                (170,000)      (407,000)      (496,000)
                                -----------    -----------    -----------
   Net Income Taxes             $        --    $        --    $        --
                                ===========    ===========    ===========


             NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
                       INVESTING AND FINANCING ACTIVITIES

                      SUPPLEMENTAL CASH FLOW INFORMATION -

                          For the Years Ended December 31,
                          --------------------------------
                            2000        1999       1998
                          --------    --------    --------
Interest Paid              209,186    $424,620    $531,247


                  NONCASH INVESTING AND FINANCING ACTIVITIES -

         In March, 2000 the Company recorded $947,203 related to the cashless exercise of warrants as a deemed payment of the principal of the 1999 Notes, as defined in Note 6 - Notes Payable.

         The Company acquired equipment and incurred obligations under capital lease agreements during 1999 for equipment acquired valued at $18,000. Two notes payable totaling $800,000 along with $93,698 of accrued interest were converted into 893,698 shares of common stock during 1999.

         The Company converted $1,000,000 of its 1998 bridge loan notes into the 16% senior secured notes payable. In addition, $250,000 of the 1998 bridge loan notes were converted into mandatorily redeemable preferred stock. During 1999, the Company also canceled $8,449 of the remaining balance of a note issued to an employee, and returned to the employee the equipment previously purchased from the employee.

         During 1998, the Company issued stock for notes payable to three individuals. The total of the notes was $72,852. Interest expense in the amount of $10,567 was charged on one of these notes. The Company acquired equipment and incurred obligations under capital lease agreements during 1998 for equipment valued at $900,993. The Company also purchased equipment for a note in the amount of $4,278. During 1998, the Company repurchased stock options from employees and eliminated $903,619 of unamortized compensation relating to the repurchased unvested stock options. The Company also incurred $392,662 in compensation expense and $70,518 in unearned compensation by issuing stock options during 1998.

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

                             NOTE 10--STOCK WARRANTS

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

         At December 31, 2000, following the exercise of warrants as described in Note 11 - Stockholder's Equity, warrants to purchase 1,284,570 shares of common stock were outstanding.

                          NOTE 11--STOCKHOLDERS' EQUITY

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

         The Company issued 10,000 common shares in conjunction with the execution of a manufacturing contract during February 1998. The shares were valued at $75,000 or $7.50 per share, which was the quoted market trading price on the date of issuance and was considered a preliminary cost of obtaining the contract. The cost was amortized over the fulfillment of the contract. The Company also issued 234,283 shares of common stock for legal and consulting services. An additional 199,546 shares were issued as finders fees and commissions.

         In May 1998, the Company acquired proprietary intellectual property rights in and to spread spectrum radio technology which has been accounted for as purchased research and development. The acquisition of this technology provided the Company with the ability to modify and update the technology for use in its radio products and engineering contracts. The purchase price was $305,651, of which $300,000 was paid by the issuance of 60,000 common shares valued at $5.00 per share, with the balance being paid in cash for closing and related costs. Additionally, the Company loaned $66,975 to the seller, of which $41,975 was paid in cash and carries interest at 10%. The balance of $25,000 was advanced through the issuance of 5,000 common shares, valued at $5.00 per share, to two creditors of the seller. The seller executed an unsecured promissory note which was subsequently written off in June, 2000.

         During 1998, the Company issued 435,051 shares of common stock upon the exercise of stock options. Proceeds from the issuance were $143,323 and a promissory note from a shareholder of $48,419. $10,000 of the note has been received and the Company has charged the shareholder interest of $10,567 on the note.

         In November 1998, the Company converted $15,123 of accrued interest to 30,000 shares of common stock. This interest was converted to shares at a rate that was below the market value for the stock. An additional $24,267 of interest expense was recognized on the conversion of the interest. In association with the bridge loans discussed in Note 6, $867,856 of interest expense was recognized and recorded as additional paid-in capital. As a result of obtaining waivers of default on the bridge loans, additional warrants were issued and the existing warrants were repriced. This resulted in an additional $184,720 of interest that was recognized as additional paid-in capital. The total amount of interest expense that was recorded as additional paid-in capital is $1,091,966.

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

         During 1999, the Company issued 253,077 common shares upon exercise of warrants for cash in the amount of $63,269 or $0.25 per share and, during August 1999, the Company issued 250,000 common shares to holders of bridge loan notes in satisfaction of the waivers of default on the notes. The value of the shares issued on the waiver of default of the bridge loan was $250,000, or $1.00 per share. During November 1999, the Company issued 200,000 shares of common stock in satisfaction of the waiver of default and the interest payment. The stock was valued at $512,000 or $2.56 per share.

         During 1999, Company issued warrants to the holders of the 16% senior secured loan notes as satisfaction of a waiver of default on the notes. The Company issued 300,000 warrants on June 30 and again on September 30, 1999, and recognized $279,555, and $397,647 of interest expense, respectively, from the issuance of the warrants.

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

         During the first quarter of 2000, the Company issued 4,548,667 common shares for gross cash proceeds of $13,646,000 received from 45 accredited investors in a private placement offering, at $3.00 per share. These securities are exempt from registration under the Act. In connection with the offering, a total of $1,512,782 was incurred as placement costs.

         During March, 2000, the Company issued a total 5,393,690 common shares related to the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,220 in cash and recorded $947,203 related to the cashless exercise of warrants as a deemed payment of the principal of the 1999 Notes, as defined in Note 6 - Notes Payable. The warrants exercised totaled $1,348,423.

         In March, 2000, the Company issued 16,474 shares of common stock upon the cashless exercise of 18,333 stock options.

                             NOTE 12--STOCK OPTIONS

         The Company has granted stock options under stock option plans and has granted other individual options to employees, directors and consultants.

         Under the 1997 Stock Option Plan (the 1997 Plan), options to purchase a maximum of 1,500,000 common shares were authorized for issuance to officers and employees. Options to purchase 937,044 common shares were granted under the 1997 Plan on December 18, 1997 with a weighted-average exercise price of $6.50 per share. The options become exercisable from the date granted through November 10, 1999. The unexercised options were to expire on December 17, 2002. Compensation relating to the options of $2,108,349, or $2.25 per share, was to be recognized over the period the options vest, of which $697,840 was recognized during the fourth quarter of 1997. In April 1998, the Board of Directors approved the repurchase of 638,236 unvested options under the 1997 Plan for $6,382, or $0.01 per share. The Company recognized compensation expense relating to these options of $506,890 during 1998. The remaining unearned compensation relative to the options repurchased was reversed.

         The Company adopted the 1998 Employee Incentive Stock Option Plan and the 1998 Non-Qualified Stock Option Plan during December 1998. The plans were ratified by the shareholders in April 1999. Options to purchase up to 2,200,000 and 1,000,000 shares of the Company's common shares are authorized under the 1998 Employee Incentive Stock Option Plan and 1998 Non-Qualified Stock Option Plan respectively. Options under the plans may be granted to key employees of the Company including officers, directors and employees. Options granted under the 1998 Employee Incentive Stock Option Plan are exercisable at the fair value of the common stock on the date granted (110% of fair value if granted to a shareholder who owns 10% or more of the total combined voting power of all classes of stock of the Company). Options may be exercised by payment of cash or by shares of common stock of the Company. Options granted under the plans are generally exercisable over three to five years and expire five years from the date of grant.

         During 1999, the Company granted 30,000 5-year and 30,000 4-year options to purchase 60,000 shares of common stock at $1.94 and $2.04 per share, respectively to Directors. The options were valued at their fair value, which was $96,214 on the date of the grant. Compensation expense of $51,532 was recognized on the issuance of the options and $44,682 is being recognized over the remaining vesting period of the options. The Company also issued 150,000 warrants to purchase common stock to holders of the bridge loan notes for services rendered. Interest expense of $130,385 was recognized on the issuance of the warrants.

         A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the years then ended are presented below:

                                           2000                  1999                      1998
                                  --------------------    ------------------       --------------------
                                               Weighted                Weighted                 Weighted
                                               Average                 Average                  Average
                                               Exercise                Exercise                 Exercise
                                  Shares       Price       Shares      Price        Shares      Price
                                  ---------    -------    ---------    --------    ----------   ---------
Outstanding at beginning of year  1,020,650      $2.89      641,922    $4.22        1,521,846    $4.33
Granted                             279,659       3.20      837,000     1.98          595,678     5.03
Exercised                           (20,833)      1.41           --       --         (435,051)    0.44
Forfeited or canceled               (89,317)      2.67     (458,272)    3.08       (1,040,551)    6.32
                                  ---------               ---------               ----------
Outstanding at end of year        1,190,159       2.92    1,020,650     2.89          641,922     4.22
                                  =========               =========                ==========
Options exercisable at
 year-end                           555,471       3.73      352,649     4.52          417,900     4.60
                                  =========               =========                ==========
Weighted-average fair value
 of options granted during
 the year                         $    2.71               $    1.55                $    3.86
                                  =========               =========                ==========

         The following table summarizes information about stock options outstanding at December 31, 2000:


                                     Options Outstanding         Options Exercisable
                            ------------------------------------ -------------------
                                                       Weighted-         Weighted-
                                          Average       Average          Average
            Range of                    Contractual     Exercise          Exercise
             Prices           Shares        Life         Price    Shares   Price
         ---------------    ---------   ----------     --------  ------- --------
         $ 1.31 - $ 1.75      160,000   3.21 years      $ 1.70   106,656  $ 1.70
         $ 2.09 - $ 2.81      642,184   4.51 years        2.20   183,315    2.09
         $ 3.00 - $ 3.40      182,475   4.16 years        3.21    60,000    3.40
         $ 4.00 - $ 4.00       57,500   3.27 years        4.00    57,500    4.00
         $ 6.50 - $ 6.50      128,000   1.15 years        6.50   128,000    6.50
         $12.00 - $12.00       20,000   2.03 years       12.00    20,000   12.00
                            ---------                            -------
         $ 1.31 - $12.00    1,190,159   3.78 years        2.92   555,471    3.73
                            =========                            =======

         The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation. Stock-based compensation charged to operations was $219,222, $108,612, and $899,553, for the years ended December 31, 2000, 1999 and 1998, respectively. Had compensation cost for all of the Company's options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                     For the Years Ended December 31,
                                ----------------------------------------
                                     2000         1999          1998
                                -----------   ------------  ------------
      Net loss:
           As reported          $(5,153,057)  $(12,323,795) $(15,332,635)
           Pro forma             (5,611,499)   (12,766,433)  (17,506,009)
      Basic and diluted loss
       per common share:
           As reported          $     (0.18)  $      (0.77) $      (1.34)
           Pro forma                  (0.19)         (0.80)        (1.56)

         The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0.0% for all years; expected volatility of 143%, 166%, and 105%; risk-free interest rate of 6.0%, 5.6%, and 5.2%; and expected lives of the options of 4.8 years, 2.0 years, and 4.1 years.

                    NOTE 13 -- BUSINESS SEGMENT INFORMATION

         As of December 31, 2000, the Company's operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate in 1999 and 1998 represents primarily contract manufacturing.

         The Company's business was conducted primarily in the United States during 2000, 1999 and 1998. In 2000 the Company established a European subsidiary to facilitate international expansion. Less than $10,000 of revenue was realized from European operations in 2000.

         Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. Corporate includes general corporate assets and assets of business activities no longer being pursued.

         The Company evaluates performance of its segments based on revenues and operating income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

                              2000            1999           1998
Revenues:
X-traWeb                 $    450,604    $         --    $         --
Radio products              1,147,571       1,329,242         586,000
Corporate                     116,658       2,237,065       3,723,691
Total sales              $  1,714,833    $  3,566,307    $  4,309,691

Operating loss:
X-traWeb                 $ (3,593,924)   $   (387,464)   $         --
Radio products             (1,441,430)     (1,358,626)     (1,845,664)
Corporate                    (336,344)     (7,048,270)    (11,728,124)
Total operating loss     $ (5,371,698)   $ (8,794,360)   $(13,573,788)

Assets:
X-traWeb                 $  1,324,821    $         --    $         --
Radio products                642,595         631,627         621,695
Corporate                   3,002,471       1,946,587       3,514,895
Total assets             $  4,969,887    $  2,578,214    $  4,136,590


                       NOTE 14--RELATED PARTY TRANSACTIONS

         In 2000, the Company deemed a $66,828 receivable from a shareholder to be uncollectible, and the balance was written off.

         During 1998, the Company paid outstanding loans to shareholders. The amount paid on these loans totaled $369,807. In addition, a shareholder and an employee of the Company made a short-term loan to the Company for $40,000. This loan was also repaid in 1998.

                     NOTE 15--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office facilities and equipment under agreements accounted for as operating leases. Lease expense attributable to the years ended December 31, 2000, 1999, and 1998 was $310,338, $342,051, and
$483,456 respectively. Lease expense recognized during 1999 for abandonment of property with a non-cancelable lease with a lease term ending in August 2005, was $1,756,924. During 1999 the Company entered into an agreement to lease new facilities in connection with its new location in the Denver area with the lease term ending December 2005. The Company also leases engineering and office equipment under capital leases with interest rates from 8 to 24 percent, with a weighted average interest rate of 10.16%. The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value of net minimum lease payments as of December 31, 2000:

                                              Capital           Operating
            Years Ending December 31,:         Leases             Leases
            --------------------------        --------          ----------
                   2001                         21,134             282,732
                   2002                          5,076             242,117
                   2003                          5,076             238,637
                   2004                            423             242,786
                   Thereafter                       --             251,002
                                              --------          ----------
         Total Minimum Lease Payments           31,709          $1,257,274
                                                                ==========
         Less amount representing interest       2,702
                                              --------
         Present Value of Net Minimum Lease
          Payments                              29,007
         Less Current Portion                   19,374
                                             ---------
         Long-Term Obligations Under Capital
          Lease                              $   9,633
                                             =========

LEGAL MATTERS - During 1999 the Company settled a claim from a software vendor for a $100,000 cash payment. The claim arose when the Company returned leased software and requested cancellation of the lease and technical support agreement. During 1999, the Company also settled a lawsuit brought by an investment banker and paid $145,000 as settlement expense.

         Williams Wireless, Inc. raised a claim that the Company violated the non-competition provisions of their agreements by allegedly marketing X-traWeb (TM) products in the telemetry meter reading applications. The Company, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with the Company. While the Company believed that Williams' claim was properly disputable, the parties orally agreed to enter into a settlement agreement and mutual release. On March 8, 2000, before such settlement agreement was concluded, Williams sold substantially all of its assets and business, including its agreements with the Company, to an unrelated party, Internet, and thereafter the claims were amicably resolved.

         The Company and Internet entered into a settlement agreement and mutual release dated as of August 7, 2000, which contained the following key elements:

         (a) each party released the other of any claims under the Williams' agreements, and the parties terminated such agreements in all respects;

         (b) the Company agreed to grant Internet a perpetual, non-exclusive irrevocable royalty-free worldwide license to manufacture, use and sell the Company's MicroHopper radio, as configured on the date of the settlement agreement, as a component of Internet's telemetry systems or products, and to manufacture, use and sell such radio only when incorporated into Internet's telemetry systems or products;

         (c) each party agreed to allow the other party to resell the other's products pursuant to a standard resellers agreement adopted by such party; and

         (d) each party agreed to indemnify the other from any claims arising under such agreement. The Company believes that this agreement will have no material adverse effect on our business.

         On February 20, 2001 certain parties filed a lawsuit against the Company with respect to the purchase of a total of 230,000 shares of common stock of the Company at $3.00 per share in a private placement transaction in February 2000.

The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of the Company's failure to file a registration statement on or before December 31, 2000. The Company believes that it has meritorious defenses to such action and intends to prosecute its defense of the action vigorously, but there can be no assurance as to the outcome thereof.

401K PROFIT SHARING PLAN - The Company sponsors a 401K profit sharing plan but has no commitment to match employees' contributions to the plan, nor has the Company made any contributions to the plan to date.

            NOTE 16 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 Quarter

                                 1               2              3                4             Year
Fiscal 2000
Net sales                 $    510,815    $    455,425    $    376,885         371,708    $  1,714,833
Gross profit                    82,709         185,454         117,775         115,468         501,406
Net income (loss)           (1,297,585)         92,503      (1,578,807)     (2,375,568)     (5,159,457)
Basic earnings (loss)
 per share                       (0.05)           0.00           (0.05)          (0.07)          (0.18)
Diluted earnings (loss)
 per share                       (0.05)           0.00           (0.05)          (0.07)          (0.18)

Fiscal 1999
Net sales                 $  1,033,375    $    639,624    $  1,044,511    $    848,797    $  3,566,307
Gross profit                   211,690          80,038         153,078         195,042         639,848
Net loss                    (1,682,544)     (2,857,212)     (2,280,065)     (6,504,632)    (13,324,453)
Basic loss per share             (0.10)          (0.17)          (0.13)          (0.37)          (0.77)
Diluted loss per share           (0.10)          (0.17)          (0.13)          (0.37)          (0.77)

                                  EXHIBIT INDEX

         No.      Description
         ---      -----------
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

         3.2      Bylaws of the Company*

         4.1      Form of Common Stock Certificate*

         4.2 Form of Subscription Agreement used in private financing providing for registration rights*

         5. Opinion of Connolly Epstein Chicco Foxman Engelmyer & Ewing regarding the legality of securities being registered*

         10.1     1997 Stock Option Plan*

         10.2     DRCC Omnibus Stock Option Plan*

         10.3     Development and License Agreement dated April 4, 1997, between
                  DRCC and Kyushu Matsushita Electric Co., Ltd.*

         No.      Description
         ---      -----------

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

         10.14 Investment Banking Services Agreement dated November 19, 1997, between the Company and PaineWebber Incorporated*

         10.15    $400,000 Promissory Note dated December 24, 1997, payable to
                  Electronic Assembly Corporation*

         10.16    $400,000 Promissory Note dated January 8, 1998, payable to
                  Tiverton Holdings Ltd.*

         10.17    Loan Agreement by and among the Registrant and the Bridge
                  Noteholders * dated as of May 15, 1998*

         10.18 Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated August 7, 1998*

         10.19 Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated September 11, 1998*

         No.      Description
         ---      -----------

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

         10.33 Two separate Agreements by and among the Registrant and the 1999 Bridge Noteholders dated August 19, 1999*

         10.34    Waiver Agreement by and among the Registrant and the Bridge
                  Noteholders dated as of December 7, 1999*

         10.35 Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrant's Confidential Private Placement Memorandum dated
                  January 12, 2000 as amended*

         No.      Description
         ---      -----------
         10.36    Settlement Agreement and Mutual Release between Internet
                  Telemetry Corp. and the Registrant, dated as of August 7,
                  2000.*

         10.37    Financing Commitment Letter between the Registrant and Insight
                  Capital LLC dated April 2, 2001.**

         16.1     Letter from Hansen, Barnett & Maxwell regarding change in
                  Certifying Accountant.*


-------------

*   Filed previously

**  Filed herewith.

+   Management contract or compensatory plan or arrangement filed previously.