Form 10-Q
period 2001-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2001-05-15
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                                   ----------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                        Commission file number 001-15837
                       ----------------------------------


                       WORLD WIRELESS COMMUNICATIONS, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                   Nevada                               87-0549700
      -------------------------------              -------------------
      (State of other jurisdiction of               (I.R.S. employer
      incorporation or organization)               identification No.)


5670 Greenwood Plaza Boulevard Penthouse     Greenwood Village, Colorado  80111
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
          ---    ---
As of April 30, 2001 there were 31,222,181 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                                TABLE OF CONTENTS


PART I.        Financial Information

Item 1.        Financial Statements:

               Statement Regarding Forward-Looking Disclosure..............................................1

               Condensed Consolidated Balance Sheets (Unaudited) - as of
               March 31, 2001 and December 31, 2000........................................................2

               Condensed Consolidated Statements of Operations - (Unaudited)
               for the Three Months Ended March 31, 2001 and March 31, 2000 ...............................4

               Condensed Consolidated Statements of Cash Flow (Unaudited) -
               for the Three Months Ended March 31, 2001 and March 31, 2000................................5

               Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................................................10

PART II.       Other Information

Item 1.        Legal Proceedings..........................................................................14

Item 2.        Changes in Securities and Use of Proceeds..................................................14

Item 6.        Exhibits and Reports on Form 8-K...........................................................14


               Signatures.................................................................................15

PART I - FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the expectations or beliefs of World Wireless Communications, Inc. and our subsidiaries (collectively the "Company", "we" or "us") concerning future events that involve risks and uncertainties, including and without limitation, (i) those associated with the ability of the Company to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWeb (TM) products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.  FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                         MARCH 31,      DECEMBER 31,
                                                                           2001             2000
                                                                       ------------     ------------

CURRENT ASSETS
     Cash and cash equivalents                                         $    988,063     $  3,097,624
     Investment in securities available-for-sale                             30,015           19,109
          Trade receivables, net of allowance for doubtful
             accounts                                                       381,031          347,218
          Other receivables                                                  54,669           57,345
          Inventory                                                         608,672          558,076
          Prepaid expenses                                                  346,694           71,891
                                                                       ------------     ------------
                 TOTAL CURRENT ASSETS                                     2,409,144        4,151,263
                                                                       ------------     ------------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
     IMPAIRMENTS                                                            581,039          575,475
                                                                       ------------     ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                   171,428          214,286
                                                                       ------------     ------------


OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                                54,536           28,863
                                                                       ------------     ------------



TOTAL ASSETS                                                           $  3,216,147     $  4,969,887
                                                                       ============     ============


                                   (CONTINUED)


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   MARCH 31,       DECEMBER 31,
                                                                     2001              2000
                                                                 ------------      ------------

CURRENT LIABILITIES
     Trade accounts payable                                      $    531,038      $    540,899
     Accrued liabilities                                              211,046           371,149
     Other liabilities                                                 35,668            13,077
     Notes payable                                                     58,580                --
     Obligation under capital leases - current portion                  6,453            19,374
                                                                 ------------      ------------
              TOTAL CURRENT LIABILITIES                               842,785           944,499
                                                                 ------------      ------------


LONG-TERM OBLIGATION UNDER CAPITAL LEASES                               9,081             9,633
                                                                 ------------      ------------


STOCKHOLDERS' EQUITY
     Common stock - $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     31,222,181 shares at March 31, 2001 and
     31,208,847 shares at December 31, 2000                            31,221            31,209
     Additional paid-in capital                                    48,919,000        48,901,546
     Accumulated other comprehensive loss                             (65,113)          (56,764)
     Unearned compensation                                             (8,017)          (16,072)
     Accumulated deficit                                          (46,512,810)      (44,844,164)
                                                                 ------------      ------------

              TOTAL STOCKHOLDERS' EQUITY                            2,364,281         4,015,755
                                                                 ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  3,216,147      $  4,969,887
                                                                 ============      ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     2001              2000
                                                 ------------      ------------

SALES                                            $    258,491      $    510,815

COST OF SALES                                         130,471           428,106
                                                 ------------      ------------

GROSS PROFIT                                          128,020            82,709
                                                 ------------      ------------

EXPENSES
   Research and development expense                   153,799           237,742
   Selling, General and administrative
     expenses                                       1,622,602         1,143,467
   Manufacturing activity exit costs                       --           (72,624)
   Amortization of goodwill                            42,858            42,858
                                                 ------------      ------------
TOTAL EXPENSES                                      1,819,259         1,351,443
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (1,691,239)       (1,268,734)

OTHER INCOME/(EXPENSE):
    Interest expense                                   (1,452)         (107,483)
    Other income                                       24,045            85,352
                                                 ------------      ------------

NET LOSS                                           (1,668,646)       (1,290,865)

Preferred Stock Dividend                                   --            (6,720)
                                                 ------------      ------------

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                              $ (1,668,646)     $ (1,297,585)
                                                 ============      ============

Basic and Diluted Loss Per
Common Share                                     $      (0.05)     $      (0.05)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATION                                        31,213,292        24,124,702



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                       ------------------------------

                                                                           2001              2000
                                                                       ------------      ------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                           $ (1,668,646)     $ (1,290,865)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
           Amortization of goodwill                                          42,858            42,858
           Depreciation                                                      32,507            23,447
           Amortization of unearned compensation                              8,055             8,055
           Loss on sale of securities                                         2,167                --
           Valuation allowance on inventory                                      --           (72,624)
           Provision for doubtful accounts receivable                            --            93,304
           Changes in operating assets and liabilities:
                Accounts receivable                                         (31,137)          132,379
                Inventory                                                   (50,596)          226,261
                Prepaid expenses/other assets                              (300,476)          (27,986)
                Accounts payable                                             (9,861)         (230,948)
                Accrued liabilities                                        (137,512)            4,254
                                                                       ------------      ------------

    NET CASH AND CASH EQUIVALENTS USED BY OPERATING
       ACTIVITIES                                                        (2,112,641)       (1,091,865)
                                                                       ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
           Payments for the purchase of property and equipment              (38,071)          (22,769)
           Proceeds from sale of property and equipment                          --            93,997
           Proceeds from sale of securities                                   4,564                --
                                                                       ------------      ------------
NET CASH AND CASH EQUIVALENTS
              PROVIDED (USED) BY INVESTING ACTIVITIES                       (33,507)           71,228
                                                                       ------------      ------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   (CONTINUED)


                       WORLD WIRELESS COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                      FOR THE THREE  MONTHS
                                                                         ENDED MARCH 31,
                                                                 ------------------------------

                                                                     2001              2000
                                                                 ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                   $         --      $ 12,265,217
    Proceeds from exercise of options                                  17,467                --
    Proceeds from exercise of warrants                                     --         1,348,422
    Redemption of preferred stock                                          --          (950,000)
    Proceeds from borrowings, net of discounts                         65,600                --
    Principal payments on notes payable                                (7,020)       (3,330,244)
    Principal payments on obligation under capital lease              (13,473)          (36,516)
    Payment of preferred dividends                                         --           (57,378)
                                                                 ------------      ------------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
      FINANCING ACTIVITIES                                             62,574         9,239,501
                                                                 ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                  (25,987)               --
                                                                 ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (2,109,561)        8,218,864

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     3,097,624           893,849
                                                                 ------------      ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                        $    988,063      $  9,112,713
                                                                 ============      ============


SUPPLEMENTAL CASH FLOW INFORMATION -

Cash paid for interest was $1,452 and $183,577, in 2001 and 2000 respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES  3 AND  5

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

MAJOR CUSTOMERS -Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the three months ended March 31, 2001 and 2000 are as follows: Customer "A" represented 0% and 48.8% of sales, respectively; Customer "B" represented 0% and 13.7% of sales respectively; Customer "C" represented 33.1% and 0%, respectively.

INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2001 and December 31, 2000 inventory consisted of the following:

                                                 March 31,      December 31
                                                   2001             2000
                                               ------------     ------------

         Materials                             $    391,368     $    297,147

         Finished goods                             217,304          260,929
                                               ------------     ------------

         Total                                 $    608,672     $    558,076
                                               ============     ============

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted- average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at March 31, 2001 and 2000, respectively, would have decreased the loss per share and have been excluded from the calculation.

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive income and loss for the three months ended March 31, 2001 and 2000 are as follows:

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                      For the Three Months
                                                         Ended March 31,
                                                     2001              2000
                                                 ------------      ------------

Net Loss                                         $ (1,668,646)     $ (1,290,865)
Unrealized Gain
on Marketable Equity Securities                        17,638            65,202

Effect of foreign currency translation                (25,987)               --

Comprehensive Loss                               ------------      ------------
for the Period                                   $ (1,676,995)     $ (1,225,663)
                                                 ============      ============

NOTE 2 - EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb (TM) products whereby all contract manufacturing was discontinued, all in-house production would be outsourced and the Company would move its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The Company was able to effect the inventory liquidation under terms more favorable than previously estimated, resulting in a recovery of $72,624 of inventory impairment previously charged to operations. The recovery was recognized as a credit to manufacturing activity exit costs during the three months ended March 31, 2000.

The Company completed its relocation to the Denver, Colorado area in March 2000.

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 2000, the Company issued 4,548,557 common shares for gross cash proceeds of $13,646,000 received from 45 accredited investors in a private placement offering, at $3.00 per share. These securities are exempt from registration under the Act. In connection with the offering, a total of $1,512,782 was incurred as placement costs.

During March 2000, the Company issued a total 5,393,690 common shares related to the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,220 in cash and recorded $947,203 related to the cashless exercise of warrants as a deemed payment of the principal of the 1999 Notes, as described in Note 5 - Notes Payable.

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In March 2000, the Company also issued 16,474 shares of common stock upon the cashless exercise of 18,333 stock options.

Options for 13,334 shares were exercised in March 2001 at a price of $1.31 per share, for proceeds of $17,467.

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

In March 2000, the Company paid off the 1999 Notes outstanding with cash in the amount of $2,377,623 and with the deemed proceeds from the exercise of warrants to purchase 3,788,813 common shares at $.25 per share. The portion of the 1999 Notes paid by the exercise of warrants was $947,203. The warrants exercised are included in the total warrants issued during the three months ended March 31, 2000 as discussed in Note 3.

NOTE 6 - BUSINESS SEGMENT INFORMATION

As of March 31, 2001 the Company's operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate includes income, expenses, and assets that are not allocable to a specific business segment, or relate to activities no longer being pursued.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.

                                               For the Three months Ended
                                                         March
                                             -----------------------------
                                                 2001             2000
                                             ------------     ------------
Revenues:
X-traWeb (TM)                                $    104,162     $     37,826
Radio products                                    144,950          188,360
Corporate                                           9,379          284,629
                                             ------------     ------------
Total sales                                  $    258,491     $    510,815
                                             ============     ============

Operating loss:
X-traWeb (TM)                                $  1,066,058     $    432,965
Radio products                                    625,181          545,148
Corporate                                              --          290,621
                                             ------------     ------------
Total operating loss                         $  1,691,239     $  1,268,734
                                             ============     ============

                                                         As of
                                               March 31,      December 31,
                                                 2001             2000
                                             ------------     ------------
Assets:
X-traWeb (TM)                                $  1,107,193     $  1,324,821
Radio products                                    242,471          642,595
Corporate                                       1,866,483        3,002,471
                                             ------------     ------------
Total assets                                 $  3,216,147     $  4,969,887
                                             ============     ============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and Three Months Ended March 31, 2000

We incurred a net loss of $1,668,646 for the three-month period ended March 31, 2001, or a $.05 loss per share, compared to a net loss of $1,297,585 or a $.05 loss per share, for the three months ended March 31, 2000. While our per share loss remained the same during the two quarters ended March 31, 2001 and March 31, 2000, our net loss for the first quarter of 2001 increased by $371,061 due to our increased amount of selling, general and administrative expenses incurred in connection with the marketing of our X-traWeb(TM) products and services.

Sales for the three-month period ended March 31, 2001 totaled $258,491 compared to $510,815 during the three months ended March 31, 2000, or a decrease of $252,324 or 49%. During the comparative first quarter of 2001 and 2000, we derived our revenue as follows:

                                                 For the Three Months Ended March 31,
                                                 ------------------------------------
         Summary of Revenue by Segment                  2001             2000
                                                    ------------     ------------

                            X-traWeb(TM)            $    104,162     $     37,826
                            Radio products               144,950          188,360
                            Corporate                      9,379          284,629
                                                    ------------     ------------
                            Total Revenue           $    258,491     $    510,815
                                                    ============     ============

During the first quarter of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line, and our results reflect that we abandoned our contract and in- house manufacturing activities. Of the $104,162 in revenue derived from the X-traWeb(TM) product line, $19,000 resulted from engineering revenue related to proof-of-concept and similar development activities. In addition, contract manufacturing revenue, included in corporate revenues, decreased by $71,545 or 100% as the result of our exit from this activity.

Our business strategy continues to include revenue from the production of radio products, which totaled $144,950 for the three-month period ended March 31, 2001, compared to $188,360 for the three months ended March 31, 2000, a decrease of $43,410 or 23%. Finally, royalties contributed $9,379 in corporate revenues during the three-month period ended March 31, 2001, compared to $213,084 for the three months ended March 31, 2000, a decrease of $203,705 or 96%. Since the license agreement with our primary customer expired by its terms in September, 2000, we received greatly reduced royalty income during the first quarter of 2001.

During June 2000, we formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary is responsible for the development and sale of X-traWeb(TM) products through European markets, commencing with the country of Italy. No revenues had been realized from the European operation during the quarter ended March 31, 2001. In addition, we formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp. in June 2000, which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, although neither entity derived any revenues as of March 31, 2001.

Our cost of sales for the three-month period ended March 31, 2001 declined to $130,470 from a total of $428,106 for the three months ended March 31, 2000, or a reduction of $297,636 or 70%. The resulting gross profit was $128,020, or 49.5% of sales, for the three-month period ended March 31, 2001 compared to $82,709, or 16.2%, for the three months ended March 31, 2000. This represents an improvement of 33.3% in gross profit margin percentage for the comparable periods, attributable primarily to the exit from contract manufacturing.

Our research and development expenses decreased to $153,799 from $237,742, or by $83,943, or 35.3%, for the comparable three month periods ended March 31, 2001 versus March 31, 2000. These costs continue to relate to the ongoing application development of the X-traWeb(TM) propriety technology in 2001.

Our total selling, general, and administrative expenses amounted to $1,622,602 for the three-month period ended March 31, 2001 compared to $1,143,467 for the three months ended March 31, 2000, representing an increase of $479,135, or 41.9%. Selling and marketing expenses increased by $26,300, or 10%, during the three-month period ended March 31, 2001 over the three months ended March 31, 2000 and represents an increase in advertising, promotion, and sales related travel to market our X-traWeb(TM) products as discussed above. Total general and administrative expenses for the comparable March 31, 2001 and March 31, 2000 period increased by $452,835, or 51.6%, and resulted from (1) expenses of $80,000 for the general operating expenses of the X-traWeb(TM) Europe offices,
(2) increases of $401,000 in compensation and benefits, (3) increases in rent expense of $28,000, (4) increases in depreciation of $20,000, (5) increases in accounting and audit fees of $19,000, and stock exchange fees expense for the American Stock Exchange of $14,500. These expenses were partially offset by(1) a decrease in bad debt expense of $93,000, and (2) a savings of $46,000 in consulting and legal fees.

Our interest income for the three-month period ended March 31, 2001 was $24,045 compared to $75,972 for the three months ended March 31, 2000, with the decrease of $51,927 directly attributable to decreased available funds in overnight interest bearing accounts initially provided by the $13.6 million private placement of shares of our Common Stock we sold in the first quarter of 2000. Interest expense declined to $1,452 during the three-month period ended March 31, 2001 compared to $107,483 for the three months ended March 31, 2000, and represents a decrease of $106,031, or 98.6%. This expense reduction is directly related to our retirement of substantially all of our debt, and related debt discount amortization, in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at March 31, 2001 consisting of cash and cash equivalents was $988,063, which represents a decrease of $2,109,561 over our cash and cash equivalents of $3,097,624 as of December 31, 2000. Our current assets were $2,409,144 as of March 31, 2001, a decrease of $1,742,119 from our current assets of $4,151,263 as of December 31, 2000.

As of March 31, 2001, our total liabilities were $851,866, which was a decrease of $102,266 from our total liabilities of $954,132 as of December 31, 2000.

In March 2001, we issued shares of our common stock related to the exercise of an option to purchase 13,334 shares of common stock at $1.31 per share and received cash proceeds of $17,467.

Our liquidity decreased significantly due to our net loss and due to changes in operating assets and liabilities during the three-month period ended March 31, 2001. For the quarter ended March 31, 2001, the net change in operating assets and liabilities generated a decrease of net cash flow of $529,582 compared to a net increase of cash for the three months ended March 31, 2000 of $103,960.

SUMMARY

During 2000, we implemented our redirection efforts to focus on the growth of our X-traWeb(TM) business segment and proprietary radio products. We raised $13,646,000 million in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, relocated our corporate headquarters to the Denver, Colorado area, and exited from all in-house manufacturing activities, including termination of our lease obligation for facilities in Utah. During the first quarter of 2001, we continued to focus on our sales of X-traWeb (TM) products and services.

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

Based on our current cash position and our plans for 2001, we believe that additional capital will be required by the end of May 2001. We have obtained a financing commitment letter totaling $4,000,000, to be provided as private equity placements, which management believes will be adequate to fund our operations in 2001.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We made one sale of shares of our Common Stock during the first quarter of 2001 as listed below which is exempt from registration as set forth below:

In March, 2001, we issued 13,334 shares of our Common Stock to Charles G. Sherwood, pursuant to his exercise of an employee stock option at an exercise price of $1.31 per share, in cash. The shares were issued in reliance upon
Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following reports on Form 8-K were filed by us during the quarter ended March 31, 2001: We filed Form 8-K on February 26th, 2001 with respect to Item 5 ("Other Events") describing the lawsuit filed against us, which has been previously discussed in Part II, Item 1, Legal Proceedings, above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


DATE:     May 15, 2001

          WORLD WIRELESS COMMUNICATIONS, INC.

                    By: /s/ David D. Singer
                       ---------------------------------------
                        David D. Singer
                        President, Chief Executive Officer


                    By: /s/ Robert Hathaway
                       ---------------------------------------
                        Robert Hathaway
                        Vice President Finance and
                        Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)