Form 10-Q
period 2001-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2001-08-16
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                              ---------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                        Commission file number 001-15837
                       ----------------------------------


                       WORLD WIRELESS COMMUNICATIONS, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                      Nevada                        87-0549700
          -------------------------------       -------------------
          (State of other jurisdiction of        (I.R.S. employer
           incorporation or organization)       identification No.)


5670 Greenwood Plaza Boulevard Penthouse   Greenwood Village, Colorado   80111
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


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

As of July 31, 2001 there were 31,387,087 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                                TABLE OF CONTENTS



PART I.        Financial Information

Item 1.        Financial Statements:

               Statement Regarding Forward-Looking Disclosure..............................................1

               Condensed Consolidated Balance Sheets (Unaudited) - as of
               June 30, 2001 and December 31, 2000.........................................................2

               Condensed Consolidated Statements of Operations - (Unaudited)
               for the Three Months Ended June 30, 2001 and June 30, 2000
               And for the Six Months Ended June 30, 2001 and June 30, 2000................................4

               Condensed Consolidated Statements of Cash Flow (Unaudited) -
               for the Six Months Ended June 30, 2001 and June 30, 2000....................................5

               Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................................................12

PART II.       Other Information

Item 1.        Legal Proceedings..........................................................................18

Item 2.        Changes in Securities and Use of Proceeds..................................................18

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

ITEM 1. FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                             ------------   ------------
CURRENT ASSETS
     Cash and cash equivalents                               $    197,677   $  3,097,624
      Investment in securities available-for-sale                  32,494         19,109
          Trade receivables, net of allowance for doubtful
             accounts                                             296,854        347,218
          Other receivables                                        61,314         57,345
          Inventory                                               622,352        558,076
          Prepaid expenses                                        350,795         71,891
                                                             ------------   ------------
                 TOTAL CURRENT ASSETS                           1,561,486      4,151,263
                                                             ------------   ------------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
     IMPAIRMENTS                                                  575,055        575,475
                                                             ------------   ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                         128,570        214,286
                                                             ------------   ------------


OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                      27,589         28,863
                                                             ------------   ------------



TOTAL ASSETS                                                 $  2,292,700   $  4,969,887
                                                             ============   ============



                                   (CONTINUED)




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        JUNE 30,      DECEMBER 31,
                                                                          2001            2000
                                                                      ------------    ------------
CURRENT LIABILITIES
     Trade accounts payable                                           $    449,813    $    540,899
     Accrued liabilities                                                   184,241         371,149
     Other liabilities                                                      20,343          13,077
     Note payable                                                           37,123              --
     Note payable, net of discount - related party                         961,565              --
     Obligation under capital leases - current portion                       6,453          19,374
                                                                      ------------    ------------
              TOTAL CURRENT LIABILITIES                                  1,659,538         944,499
                                                                      ------------    ------------


LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                    8,353           9,633
                                                                      ------------    ------------

DEFERRED REVENUE                                                            30,000              --

STOCKHOLDERS' EQUITY
     Preferred stock - 1,000 shares of 8% cumulative
     Convertible senior series authorized; 0 issued and outstanding
     Common stock - $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     31,230,043 shares at June 30, 2001 and
     31,208,847 shares at December 31, 2000                                 31,230          31,209
     Additional paid-in capital                                         49,189,941      48,901,546
     Accumulated other comprehensive loss                                  (61,250)        (56,764)
     Unearned compensation                                                      39         (16,072)
     Accumulated deficit                                               (48,565,151)    (44,844,164)
                                                                      ------------    ------------

              TOTAL STOCKHOLDERS' EQUITY                                   594,809       4,015,755
                                                                      ------------    ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,292,700    $  4,969,887
                                                                      ============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------
SALES                                    $    342,369    $    455,425    $    600,860    $    966,239

COST OF SALES                                 162,757         269,971         293,104         702,916
                                         ------------    ------------    ------------    ------------

GROSS PROFIT                                  179,612         185,454         307,756         263,323
                                         ------------    ------------    ------------    ------------

EXPENSES
   Research and development                   120,378         367,564         274,177         605,306
   Selling, general and administrative      1,956,248       1,470,510       3,578,679       2,543,671
   Manufacturing activity exit costs               --      (1,677,668)             --      (1,677,668)
   Amortization of goodwill                    42,858          42,858          85,716          85,716
                                         ------------    ------------    ------------    ------------
TOTAL EXPENSES                              2,119,484         203,264       3,938,572       1,557,025
                                         ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                       (1,939,872)        (17,810)     (3,630,816)     (1,293,702)

OTHER INCOME/(EXPENSE):
    Interest expense                         (118,102)         (5,243)       (119,725)       (112,731)
    Interest and other income                   5,633         115,556          29,554         200,908
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        $ (2,052,341)   $     92,503    $ (3,720,987)   $ (1,205,525)
                                         ============    ============    ============    ============

Basic and Diluted Loss Per
Common Share                             $      (0.07)   $      0.003    $      (0.12)   $      (0.04)
                                         ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATION                                31,224,859      32,582,416      31,219,107      27,666,774
                                         ============    ============    ============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                     $ (3,720,987)   $ (1,205,525)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
           Amortization of goodwill                                    85,716          85,716
           Depreciation                                                65,013          86,431
           Amortization of unearned compensation                       16,111          16,111
           Amortization of debt discount                               95,514              --
           Consulting services paid with stock                         12,000              --
           Loss on sale of securities                                   3,290              --
           Valuation allowance on inventory                                --         (72,624)
           Provision for doubtful accounts receivable                  11,545          93,304
           Changes in operating assets and liabilities:
                Accounts receivable                                    34,850          77,115
                Inventory                                             (64,276)         58,871
                Prepaid expenses/other assets                        (277,630)          3,323
                Deferred revenue                                       30,000              --
                Accounts payable                                      (91,086)       (277,244)
                Accrued liabilities                                  (179,642)     (1,734,505)
                                                                 ------------    ------------

    NET CASH AND CASH EQUIVALENTS USED BY OPERATING
       ACTIVITIES                                                  (3,979,582)     (2,869,027)
                                                                 ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
           Payments for the purchase of property and equipment        (64,594)        (68,092)
           Proceeds from sale of property and equipment                    --          18,912
           Proceeds from sale of securities                             7,324              --
                                                                 ------------    ------------
NET CASH AND CASH EQUIVALENTS
              USED BY INVESTING ACTIVITIES                            (57,270)        (49,180)
                                                                 ------------    ------------




                                   (CONTINUED)



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                FOR THE SIX  MONTHS
                                                                   ENDED JUNE 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock             $         --    $ 12,169,217
    Proceeds from exercise of options                            17,467              --
    Proceeds from exercise of warrants                               --       1,348,423
    Redemption of preferred stock                                    --        (950,000)
    Proceeds from borrowings and issue of warrants            1,190,600              --
    Principal payments on notes payable                         (28,477)     (3,340,747)
    Principal payments on obligation under capital lease        (14,201)        (56,145)
    Payment of preferred dividends                                   --         (57,378)
                                                           ------------    ------------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
      FINANCING ACTIVITIES                                    1,165,389       9,113,370
                                                           ------------    ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS            (28,484)             --
                                                           ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (2,899,947)      6,195,163

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               3,097,624         893,849
                                                           ------------    ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                  $    197,677    $  7,089,012
                                                           ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION -

Cash paid for interest was $3,871 and $188,575 in 2001 and 2000 respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES  3 AND  5



         The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.


MAJOR CUSTOMERS -Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the three months ended June 30, 2001 and 2000 are as follows: Customer "A" represented 0% and 44.3% of sales, respectively; Customer "B" represented 19.3% and 0% of sales respectively.

For the six months ended June 30 2001 and 2000 sales to major customers were:
Customer "A" represented 0% and 42.9%; Customer "B" represented 11.0% and 0%; and Customer "C" represented 17.0% and 0% respectively.


INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2001 and December 31, 2000 inventory consisted of the following:

                    June 30,     December 31
                      2001           2000
                  ------------   ------------
Materials         $    408,570   $    297,147

Work in process         36,736             --

Finished goods         177,046        260,929
                  ------------   ------------

Total             $    622,352   $    558,076
                  ============   ============

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted- average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at June 30, 2001 and 2000, respectively, would have decreased the loss per share and have been excluded from the calculation. For the three months ended June 30, 2000 the Company recognized net income for the quarter.

Accordingly, potentially issuable common shares from stock purchase warrants and options have been included in the weighted average number of shares outstanding for the quarter only.

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive income and loss for the three months ended June 30, 2001 and 2000 are as follows:


                                             For the Three Months             For the Six Months
                                                Ended June 30,                  Ended June 30,
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------
Net Loss                                 $ (2,052,341)   $     92,503    $ (3,720,987)   $ (1,205,525)
Unrealized Gain (loss)
on Marketable Equity Securities                 6,360         (71,792)         23,998          (6,590)

Effect of foreign currency translation          2,497              --         (28,484)             --

Comprehensive Loss
for the Period                           $ (2,043,484)   $     20,711    $ (3,725,473)   $ (1,212,115)
                                         ============    ============    ============    ============


NOTE 2 -- EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb (TM) products whereby all contract manufacturing was discontinued, all in-house production would be outsourced and the Company would move its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The Company was able to effect the inventory liquidation under terms more favorable than previously estimated, resulting in a recovery of $72,624 of inventory impairment previously charged to operations. The recovery was recognized as a credit to manufacturing activity exit costs during the first quarter of 2000.

The Company recognized as exit costs the related non-cancelable obligation under a lease agreement for the office and manufacturing facilities in Salt Lake City, Utah through 2005. Future minimum lease payments of $1,756,924 under the lease were charged to operations during the year ended December 31, 1999.

The Company completed its relocation to the Denver, Colorado area in the first quarter of 2000. Pursuant to a Lease Termination Agreement dated May 1, 2000, the Company paid a $75,000 settlement payment and transferred its security deposit in the amount of $27,742 to the benefit of a new tenant in the Salt Lake City Utah office and manufacturing facilities, and the lease was terminated as of that date.

Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company's balance sheet resulting in a remaining liability balance of $1,598,342, which was recorded to manufacturing exit recoveries income during the three months ended June 30, 2000.


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

Options for 13,334 shares were exercised in March 2001 at a price of $1.31 per share, for proceeds of $17,467. In May 2001, the Company issued 7,862 shares of common stock for consulting services valued at $12,000.

Pursuant to the authority vested in the Board of Directors, the Board on June 8, 2001 resolved to issue up to 1,000 shares of a series of 8% cumulative, convertible senior preferred stock. The shares are convertible into our common stock at a rate of 10,000 shares of common stock for each share of preferred stock.

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

In March 2000, the Company paid off the 1999 Notes outstanding with cash in the amount of $2,377,623 and with the deemed proceeds from the exercise of warrants to purchase 3,788,813 common shares at $.25 per share. The portion of the 1999 Notes paid by the exercise of warrants was $947,203. The warrants exercised are included in the total warrants issued during the three months ended March 31, 2000 as discussed in Note 3

On May 17, 2001 the Company issued $1,125,000 of 15% senior secured convertible notes payable to an affiliate of the Company's largest shareholder, Lancer Offshore, Inc. (the "2001 Notes"). The 2001 Notes, when issued, were mandatorily convertible into 2,250,000 shares of Common Stock of the Company at the rate of $0.50 of debt for each share (see Note 8) upon (i) approval by the Company's shareholders to such conversion at a meeting and (ii) the Company's receipt of $2,000,000 in equity on or before December 31, 2001 from sources other than Michael Lauer and his affiliates. The Company also issued detachable five-year warrants to purchase 562,500 shares of the Company's common stock at $.50 per share (see Note 8). The 2001 Notes mature on September 15, 2001 unless they have been mandatorily converted into shares of Common Stock prior to such date. Such financing agreement also allows for such loan to be increased to a total of $5,000,000 provided that both parties agree to do so. The 2001 Notes are secured by a first security interest in substantially all the assets of the Company.

$258,949 of the net proceeds from the 2001 Notes was deemed to result from the issuance of the detachable warrant. This amount was recorded as discount on the 2001 Notes, and is being amortized over the term of the loan.

Any event of default under the 2001 Notes will require the issuance of 1,000,000 shares of our Common Stock commencing with the month in which such default first occurs and thereafter in each such month in which such default is not cured, up to a maximum amount of 10,000,000 shares.

NOTE 6 - BUSINESS SEGMENT INFORMATION

As of June 30, 2001 the Company's operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate includes income, expenses, and assets that are not allocable to a specific business segment, or relate to activities no longer being pursued.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.

                            For the Three Months Ended       For the Six Months Ended
                                      June 30                        June 30
                           ----------------------------    ----------------------------
                               2001            2000            2001            2000
                           ------------    ------------    ------------    ------------
Revenues:
X-traWeb(TM)               $     87,775    $     27,133    $    191,938    $    158,369
Radio products                  247,532         224,558         392,482         319,508
Corporate                         7,062         203,734          16,440         488,362
                           ------------    ------------    ------------    ------------
Total sales                $    342,369    $    455,425    $    600,860    $    966,239
                           ============    ============    ============    ============

Operating loss (income):
X-traWeb(TM)               $    982,330    $  1,022,194    $  2,048,064    $  1,455,159
Radio products                  964,604         679,472       1,599,192       1,231,778
Corporate                        (7,062)     (1,683,856)        (16,440)     (1,393,235)
                           ------------    ------------    ------------    ------------
Total operating loss       $  1,939,872    $     17,810    $  3,630,816    $  1,293,702
                           ============    ============    ============    ============

                                                                                      As of
                                                                           June 30,           December 31,
                                                                             2001                 2000
                                                                         -----------          ------------
Assets:
X-traWeb(TM)                                                             $ 1,015,351           $ 1,324,821
Radio products                                                               204,664               642,595
Corporate                                                                  1,072,685             3,002,471
                                                                         -----------          ------------
Total assets                                                             $ 2,292,700           $ 4,969,887
                                                                         ===========           ===========


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Effective January 2002, we are subject to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. SFAS No. 142 requires that existing goodwill as of June 30, 2001 continue to be amortized through the end of the current calendar year, after which no further amortization of goodwill will be permitted. As of June 30, 2001, we had approximately $128,750 of unamortized goodwill. We believe the implementation of SFAS No. 142 will not have a material adverse effect on our future results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing by Lancer Partners L.P., an affiliate of the Company's largest stockholder over a three month period. The terms of the loan provide for $350,000 which was funded on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001 respectively, with the September and October payments conditioned upon the receipt of $1,500,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates. Such additional loan is convertible into shares of common stock at the rate of $0.20 of debt per share upon (i) the approval of the Company's shareholders at a meeting and (ii) the Company's receipt of $2,000,000 in equity on or before December 31, 2001 from sources other than Michael Lauer and his affiliates. The Company also issued detachable five-year warrants to purchase 225,000 shares of Common Stock as the result of the $ 350,000 August 7 loan, with the possibility of warrants to acquire an additional 337,500 shares to be issued if the entire $875,000 is loaned by Lancer Partners L.P.

As a condition of this additional financing, among other changes, the $1,125,000 principal amount of the 2001 Notes funded on May 17, 2001 is now convertible into shares of the Company's Common Stock at the rate of $0.20 of debt per share, and the exercise price of the 562,500 warrants issued on May 17, 2001 was reduced to $0.30 per share. The maximum amount of shares of our common stock issuable in the event of continuing monthly defaults was increased to 12,500,000 from 10,000,000.

The Company will record the August 7, 2001 debt net of a discount equal to $64,136 attributable to the related warrants. The Company will record additional financing costs related to the changes in the terms of the May 17, 2001 debt and warrants

The August 7 portion of the 2001 Notes matures on September 15, 2001 unless mandatorily converted into shares of our common stock. The September 15 and October 15 portions of the 2001 Notes mature on December 15, 2001.

All such terms of the August 7, 2001 amendment are conditioned upon the final execution of the loan documents.

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

The following discussion should be read in conjunction with our Consolidated Financial Statements and respective notes thereto.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and Three Months Ended June 30, 2000

We incurred a net loss of $2,052,341 for the three-month period ended June 30, 2001, or a $0.07 loss per share, compared to net income of $92,503 or a $0.003 income per share, for the three months ended June 30, 2000. Our loss from operations for the second quarter of 2001 increased by approximately $467,000 over the loss from operations we would have reported for the second quarter of 2000, excluding the income from the reversal of manufacturing exit costs of $1,677,668 recognized during such period. Such increased loss was attributable to the $195,000 reduction in royalty fees in the first half of 2001, and increased selling, general and administrative expenses incurred in connection with the marketing of our X-traWeb(TM) products and services, partially off- set by improved margins and profitability on our X-traWeb(TM) product line.

Sales for the three-month period ended June 30, 2001 totaled $342,369 compared to $455,425 during the three months ended June 30, 2000, or a decrease of $113,056 or 24.8%. During the comparative second quarters of 2001 and 2000, we derived our revenue as follows:

                                For the Three Months Ended June 30,

Summary of Revenue by Segment          2001           2000
                                   ------------   ------------
X-traWeb(TM)                       $     87,775   $     27,133
Branded products                        247,532        224,558
Corporate                                 7,062        203,734
                                   ------------   ------------
Total Revenue                      $    342,369   $    455,425
                                   ============   ============


During the second quarter of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line, and our results reflect that we abandoned our contract and in- house manufacturing activities. Of the $87,775 in revenue derived from the X-traWeb(TM) product line, $62,218 resulted from engineering revenue related to proof-of-concept and similar development activities.

Our business strategy continues to include revenue from the production of radio products, which totaled $247,532 for the three-month period ended June 30, 2001, compared to $224,558 for the three months ended June 30, 2000, an increase of $22,974 or 10.2%. Finally, royalties contributed $7,062 in corporate revenues during the three-month period ended June 30, 2001, compared to $203,734 for the three months ended June 30, 2000, a decrease of $196,672 or 96.5%. Since the license agreement with our primary customer expired by its terms in September 2000, we received greatly reduced royalty income during the second quarter of 2001.

In addition, we derived no revenues from two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively.

Our cost of sales for the three-month period ended June 30, 2001 declined to $162,757 from a total of $269,971 for the three months ended June 30, 2000, or a reduction of $107,214 or 39.7%. The resulting gross profit was $179,612, or 52.5% of sales, for the three-month period ended June 30, 2001 compared to $185,454, or 40.7%, for the three months ended June 30, 2000. This represents an improvement of 29.0% in gross profit margin percentage for the comparable periods, attributable primarily to higher margins on our branded products, and improved execution on our X-traWeb contracts.

Our research and development expenses decreased to $120,378 from $367,564, or by $247,186, or 67.2%, for the comparable three month periods ended June 30, 2001 versus June 30, 2000. This decrease reflects the increasing maturity of our X-traWeb product line, and the shift in resources from research and development to applications engineering. These costs continue to relate to the ongoing development of the X-traWeb(TM) proprietary technology in 2001.

Our total selling, general, and administrative expenses amounted to $1,956,248 for the three-month period ended June 30, 2001 compared to $1,470,510 for the three months ended June 30, 2000, representing an increase of $485,738, or 33.0%. Selling and marketing expenses decreased by $190,259, or 39.2%, during the three-month period ended June 30, 2001 over the three months ended June 30, 2000 and primarily represents an decrease in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable June 30, 2001 and June 30, 2000 period increased by $682,972, or 51.6%, and resulted primarily from (1) an increase in expenses of $147,000 for the general operating requirements of the X-traWeb(TM) Europe offices, (2) $247,000 in compensation, benefits and other expenses related to applications engineering representing the allocation of resources away from research and development and (3) increases in salaries and wages of $68,000.

Our interest income for the three-month period ended June 30, 2001 was $5,633 compared to $112,151 for the three months ended June 30, 2000, with the decrease of $106,518 directly attributable to decreased available funds in overnight interest bearing accounts initially provided by the $13.6 million private placement of shares of our Common Stock we sold in the first quarter of 2000. Interest expense increased to $118,102 during the three-month period ended June 30, 2001 compared increased to $5,243 for the three months ended June 30, 2000, and represents an increase of $112,859. This expense increase is directly related to our issuance of units of secured notes and warrants during the second quarter of 2001, and represents the amortization of discount and accrued interest.

SIX MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2000

Results of Operations

We incurred a net loss of $3,720,987 for the six months ended June 30, 2001, or $0.12 loss per share, compared to a net loss of $1,205,525, or $.04 loss per share, for the six months ended June 30, 2000. This represents an increase in 2001 of $2,515,462, or 209%, over the 2000 year-to-date financial results. However, the increase of the loss in 2001 would be $837,794 if the non-recurring reversal of manufacturing exit costs of approximately $1,677,000 were excluded from the 2000 result.

Sales for the six month period ended June 30, 2001 totaled $600,860 compared to $966,239 during the six month period ended June 30, 2000, or a decrease of $365,379 or 37.8%. During the comparative two quarters of 2001 and 2000, the Company derived its revenue as follows:


                                 For the Six Months Ended June 30,

Summary of Revenue by Product          2001           2000
                                   ------------   ------------
X-traWeb(TM)                       $    191,938   $    158,369
Branded Products                        392,482        319,508
Corporate                                16,440        488,362
                                   ------------   ------------
Total Revenue                      $    600,860   $    966,239
                                   ============   ============

During the first half of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb (TM) product line and proprietary radio products. Our sales of branded products, included radio and antenna sales, increased by $72,974, or 22.8%, during the first two quarters of 2001. We recognized total revenues from the X-traWeb (TM) product line of $191,938 during the first six months of 2001, of which $81,218 was attributable to the engineering development of such products.

Finally, royalties contributed $16,440 in revenue during the six months ended June 30, 2001.

We realized no revenues from our operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy, which is in charge of our marketing efforts in Europe.

Cost of sales for the six months ended June 30, 2001 declined to $ 293,104 from a total of $702,916 in 2000, or a reduction of $409,812 or 58.3%. The resulting gross profit was $307,756 or 51.2% of sales, for the six months ended June 30, 2001 compared to $263,323, or 27.3%, for the six months ended June 30, 2000. This represents an improvement of 87.5% in gross profit margin percentage for the comparable periods, attributable primarily to higher margins on our branded products, and improved execution on our X-traWeb contracts.

Research and development expenses declined from $605,306 to $274,177 or a decrease of $331,129 or 54.7% for the comparable six month periods ended June 30, 2001 versus June 30, 2000. This decrease is consistent with the increasing maturity of our X-traWeb product line, and the shift in resources from research and development to applications engineering. These costs continue to relate to the ongoing development of the X-traWeb(TM) proprietary technology in 2001.

Total selling, general, and administrative expenses amounted to $3,578,679 for the six months ended June 30, 2001 compared to $2,543,671 for the six months ended June 30, 2000, representing an increase of $1,035,008, or 40.7%. Selling and marketing expenses decreased by $164,044, or 21.9%, during the six months ended June 30, 2001 over 2000 and represents a reduction in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable six months periods ended June 30, 2001 and 2000 increased by $1,199,052, or 66.9%, and resulted from (1) an increase in operating expenses for the

X-traWeb Europe offices of $280,000 for promotion of X-traWeb(TM) products, and other international business opportunities, and (2) increases of approximately $350,000 in compensation and benefits, and (3) an increase of approximately $330,000 in compensation, benefits and other expenses related to applications engineering representing the allocation of resources away from research and development.

Interest and other income for the six months ended June 30, 2001 was $29,554 compared to $200,908 for the six months ended June 30, 2000, with the decrease directly attributable to decreased available funds in overnight interest bearing accounts provided by the $13.6 million private placement securities issued in the first quarter of 2000. Interest expense increased to $119,725 during the six months ended June 30, 2001 compared to $112,731 for the six months ended June 30, 2000, and represents a $6,994 increase, or 6.2% increase. This increase is directly related to our issuance of the 2001 Notes and warrants in the May 17, 2001 financing, and represents the amortization of discount and accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at June 30, 2001 consisting of cash and cash equivalents was $197,677, which represents a decrease of $2,899,947 over our cash and cash equivalents of $3,097,624 as of December 31, 2000. Our current assets were $1,561,486 as of June 30, 2001, a decrease of $2,589,777 from our current assets of $4,151,263 as of December 31, 2000. As of June 30, 2001, our total liabilities were $1,697,891, which was an increase of $743,759 from our total liabilities of $954,132 as of December 31, 2000.

Our liquidity decreased significantly due to our net loss and due to changes in operating assets and liabilities during the six-month period ended June 30, 2001. For the period ended June 30, 2001, the net change in operating assets and liabilities generated a decrease of net cash flow of $547,784 compared to a net decrease of cash for the six months ended June 30, 2000 of $194,772, exclusive of the change in accrued manufacturing exit costs.

On May 17, 2001, we issued $1,125,000 of our 15% Senior Secured Convertible Notes to an affiliate of our largest stockholder, which mature on September 15, 2001 (unless mandatorily converted into shares of our Common Stock before such date) (the "2001 Notes"). The 2001 Notes are secured by a first security interest in substantially all of our assets. For a further description of this financing, see "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report. We also issued warrants to purchase 562,500 shares of our Common Stock at $0.50 per share.

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing over a three month period by Lancer Partners L.P., an affiliate of our largest stockholder. Pursuant thereto we received $350,000 on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001 respectively, with the September and October payments conditioned upon the receipt of $1,500,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates on or before September 15, 2001. We also issued detachable five-year warrants to purchase 225,000 shares of our Common Stock as the result of the $350,000 August 7 loan. For a further description of this financing, see "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report. Also, the parties made certain amendments to the terms of the May 17, 2001 financing, as further described in "Senior Secured Indebtedness Financing" in Item 2 of Part II hereof.

Based on our current cash position and our plans for 2001, we believe that additional capital will be required by the end of September 2001. We obtained a financing commitment from Lancer Offshore, Inc., an affiliate of our largest stockholder, which management believes is adequate to fund our operations through September 30, 2001 and, if certain conditions are satisfied, through November 15, 2001. Our agreement with Lancer Offshore, Inc. also allows for such loan to be increased to a total of $5,000,000, provided that both parties agree to do so, although we cannot assure you of such mutual agreement. See "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report, including, without limitation, Item 2(b)2 thereof. We previously obtained a financing commitment letter totaling $4,000,000, to be provided as private equity placements on or before May 31, 2001, which management believed was adequate to fund our operations in 2001. The funding party did not provide the financing within the terms of the commitment, and to date, no funds have been received thereunder. Upon the lapse of the commitment deadline, management believed our best interests would be served by accommodating the funding party's interest in seeking to arrange substitute financing with other accredited investors on a best efforts basis, and waiving the funder's prior unconditional commitment therefor. We and the funding party have verbally agreed to allow the funding party to seek substitute financing through November 30, 2001. As the result of the foregoing events, we are currently seeking funding from other sources.

SUMMARY

During 2000, we implemented our redirection efforts to focus on the growth of our X-traWeb(TM) business segment and proprietary radio products. We raised $13,646,000 in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, relocated our corporate headquarters to the Denver, Colorado area, and exited from all in-house manufacturing activities, including termination of our lease obligation for facilities in Utah. Also, we realized revenues from the sales of our X-traWeb products for the first time during 2000 and signed various marketing alliance agreements during the year.

During the first half of 2001, we continued to focus on our sales of X-traWeb(TM) products and services. We continued to receive revenues from the sale of our X-traWeb products, albeit at a slower pace than anticipated, and also signed additional marketing alliance agreements during the year.

While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part, (ii) we will develop additional sources of sales in the United States, Italy and other foreign countries and
(iii) will derive substantial revenues therefrom in 2002 and thereafter, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that X-traWeb(TM) product sales will constitute the bulk of our revenues during the year 2002 and thereafter. We also believe that we will derive significant revenues from the sale of our proprietary radio products in the future, but we cannot assure you as to the amount of such sales or when such sales will occur. We do not expect the sales of our antenna products to contribute materially to our consolidated net sales or income in the foreseeable future.

As a result of the slower receipt of revenues from the sale of our X-traWeb products, we decided in July, 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management field (in part due to the current energy crisis experienced in parts of the United States), although we will continue to market our products in the areas of
(i) vending
machines, (ii) security systems and (iii) food services equipment. We also decided to reduce the number of our employees particularly in the engineering and administrative areas.

In summary, while we are optimistic about our future, we are fully aware that anticipated revenue increases from sales of our X-traWeb(TM) products and our proprietary radios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, we have a contingency plan to further reduce overhead and other operating costs so as to remain a going concern. These contingency plans, however, would require additional reductions in product development and marketing costs, which could impact the timing and ultimate amount of future revenues.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We made several sales of shares of our securities during the second quarter of 2001 each of which is exempt from registration under the Act, as set forth below:

(a) In May, 2001, we issued 7,862 shares of our Common Stock to IBT Ventures, pursuant to its exercise of an option to receive such shares with a value without any payment therefor for services rendered or to be paid cash, for such services. We issued such shares to IBT Ventures in reliance upon Section 4(2) of the Act.

(b) As of May 17, 2001, we issued (i) a Senior Secured Note in the principal amount of $1,125,000 (described immediately below) and (ii) warrants to purchase 562,500 shares of our Common Stock at an exercise price of $0.50 per share to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

Senior Secured Indebtedness Financing

(a) May 17, 2001 Financing

                  On May 17, 2001, the Company sold an investment unit consisting of (a) $2,250,000 principal amount of its Senior Secured Convertible Notes (the "2001 Notes") and (b) warrants to purchase 1,125,000 shares of Common Stock of the Company to Lancer Offshore, Inc., an affiliate of the Company's largest stockholder, in a private placement transaction exempt from registration under the Act, subject to the following terms and conditions.

1. The 2001 Notes bear simple interest at the rate of 15% per annum and mature on September 15, 2001, unless they are mandatorily converted into shares of our Common Stock prior to such date.

2. Under the 2001 Notes, we received the principal amount of $1,125,000 on May 17, 2001, issued a Note for such amount and the holder agreed to loan the additional amount of $1,125,000 on or before July 15, 2001, provided that we raised a minimum of $2,000,000 in equity from persons other than Michael Lauer and his affiliates, including Lancer Offshore Inc., Lancer Partners L.P., and The Orbiter Fund Ltd.

3. The 2001 Notes are secured by a first security interest of substantially all of our assets, including its machinery, equipment, automobiles, fixtures, furniture, accounts receivable and general intangibles, including patents, patent applications and any stock in any subsidiary.

4. Under the 2001 Notes, we and Lancer Offshore, Inc. may jointly agree to increase the amount of the loan to a total of $5,000,000 with a pro rata increase in the amount of warrants issuable by the Company.

5. The 2001 Notes are mandatorily convertible into shares of our Common Stock at the rate of $0.50 per share (i.e. one share for each $0.50 of debt) upon (i) our receipt of approval of our stockholders at a meeting of such conversion and (ii) our receipt of $2,000,000 in equity from persons other than Michael Lauer and his affiliates.

6. We agreed to give Lancer Offshore, Inc. registration rights with respect to the shares issuable upon conversion of the 2001 Notes and upon exercise of the warrants granted to it.

7. Any event of default under the 2001 Notes will require the issuance of 1,000,000 shares of our Common Stock commencing with the month in which such default first occurs and thereafter in each such month in which such default is not cured, up to a maximum amount of 10,000,000 shares.

8. The warrants issued and potentially issuable to Lancer Offshore Inc. have an exercise price at $0.50 per share, expire on the fifth anniversary date of the date of issuance and may be exercised in whole or in part, but the shares subject thereto are issuable only upon the approval of such issuance by our stockholders at a meeting. Based on the $1,125,000 loan made to us, we issued warrants to purchase 562,500 shares of our Common Stock.

9. We agreed to pay a finder's fee to Capital Research Ltd. and Sterling Technology Partners of a total of 10% of the gross proceeds received by it on the sale of the 2001

                  Notes payable on each closing of a tranche of the financing under the 2001 Notes.

                  On May 17, 2001 the closing price of a share of our Common Stock was $0.65, which was higher than the conversion rate of one share for each $0.50 of debt and the exercise price of each warrant of $0.50 per share.

(b) August 7, 2001 Financing

                  We failed to meet the conditions described in item 2 above on the May 17, 2001 financing by July 15, 2001. As a result, on August 7, 2001, Lancer Partners L.P., another affiliate of our largest stockholder, agreed to loan us an additional $875,000 as part of the 2001 Notes on the following terms and conditions:

1. Lancer Partners L.P. agreed to loan us the additional amount of $350,000 on August 7, 2001 provided our Board approved the terms of the August 7, 2001 financing (which it did). We issued an additional 2001 Note for the $350,000 loan.

2. Lancer Partners L.P. agreed to loan us $275,000 on or about September 15, 2001 and $250,000 on or about October 15, 2001, provided that we raised a minimum of $1,500,000 in equity from persons other than Michael Lauer and his affiliates, including Lancer Offshore Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before September 15, 2001. Each of these additional loans would mature on December 15, 2001 unless mandatorily converted into shares of our common stock.

3. This tranche of $875,000 comprising the 2001 Notes is mandatorily convertible into shares of our Common Stock at the rate of $0.20 per share (i.e. one share for each $0.20 of debt) upon (a) the receipt of approval of our stockholders at a meeting of such conversion and (b) our receipt of $2,000,000 of equity from non-Lancer entities or affiliates by December 31, 2001.

4. We agreed to issue additional warrants to purchase up to an additional 562,500 shares of our Common Stock if the entire $875,000 is loaned by Lancer Partners, LP to us. As a result of the $350,000 loan made on August 7, 2001, we issued warrants to purchase an additional 225,000 shares of our Common Stock at an exercise price of $0.30 per share.

5. We agreed as a condition to the August 7, 2001 financing to reduce our operating budget to a monthly burn rate of less than $250,000 effective September 1, 2001 and to curtail all our discretionary spending of funds until additional equity is raised.

6. We agreed to provide Lancer Partners L.P. with fully executed loan agreements, Uniform Commercial Code and other filings and warrant agreements by August 15, 2001.

7. The terms set forth in the May 17, 2001 financing described in 1, 3, 4, 6, 7 and 9 apply with the same force and effect to the August 7, 2001 financing.

                  In addition, under the August 7, 2001 financing, we agreed to amend the May 17, 2001 financing as follows:

(i) The $1,125,000 principal amount comprising a portion of the 2001 Notes is now mandatorily convertible into shares of our Common Stock at the rate of $0.20 per share (i.e. one share for each $0.20 of debt);

(ii) We agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti-dilution protection in the event we sold shares of our Common Stock at a price of less than $0.20 per share during the one-year period commencing on May 12, 2001;

(iii) The exercise price of the warrant to purchase 562,200 shares of our Common Stock was reduced to $0.30 per share; and

(iv) The maximum amount of shares of our Common Stock issuable in the event of continuing monthly defaults was increased to 12,500,000 from 10,000,000.

(c) American Stock Exchange Rules

                  Under applicable American Stock Exchange Rules, we are required to obtain the approval of our stockholders if we propose to issue shares of our Common Stock (i) to a controlling stockholder at a per share price less than the market value thereof and (ii) such issuance involves an amount of shares that is more than 5% of the number of the corporation's then issued and outstanding shares of Common Stock in any one year. Such rule applies to our recent financing transaction with Lancer Offshore, Inc. and Lancer Partners L.P.. Accordingly, the approval of our stockholders is required in order to permit the mandatory conversion of the 2001 Notes owned by Lancer Offshore, Inc. and Lancer Partners L.P. into shares of our Common Stock, and the issuance of the shares of our Common Stock upon the exercise of the warrants granted to Lancer Offshore, Inc. and Lancer Partners L.P. in connection with the above financing.

(d) Risk of Default Under Our Senior Secured Indebtedness.

                  While we believe that we will raise $2,000,000 in additional equity as a further condition for the mandatory conversion of the 2001 Notes into our shares of Common Stock, we cannot assure you of such result. Moreover, we cannot assure you that we will not commit a default under the 2001 Notes in the future when they mature on September 15, 2001. In the event that the holders of the 2001 Notes sell our assets securing the 2001 Notes following any future default by us, a remedy available under the 2001 Notes, such sale would materially and adversely affect our business and financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the three months and six months ended June 30, 2001 and the Exhibits which are listed on the Exhibit Index attached hereto:

                  10.38 Loan Agreement by and among the Registrant and Lancer Offshore, Inc. Noteholders dated as of May 17, 2001, together with the Notes, Warrant, Pledge/Security Agreement, Subordination Agreement, and Registration Rights Agreement

(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


DATE: August 14, 2001

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

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
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

         10.36    Settlement Agreement and Mutual Release between Internet
                  Telemetry Corp. and the Registrant, dated as of August 7, 2000.*

         10.37    Financing Commitment Letter between the Registrant and Insight
                  Capital LLC dated April 2, 2001.*

         10.38    Loan Agreement by and among the Registrant and Lancer
                  Offshore, Inc. Noteholders dated as of May 17, 2001, together with the Notes, Warrant, Pledge/Security Agreement,
                  Subordination Agreement, and Registration Rights Agreement**


----------

*   Filed previously.

**  Filed herewith.

+   Management contract or compensatory plan or arrangement filed previously.