Form 10-Q
period 2001-09-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2001-11-19
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

                                   ----------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                        Commission file number 001-15837
                        --------------------------------


                       WORLD WIRELESS COMMUNICATIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              Nevada                                    87-0549700
-----------------------------------        -------------------------------------
  (State of other jurisdiction of                    (I.R.S. employer
   incorporation or organization)                   identification No.)


5670 Greenwood Plaza Boulevard Penthouse     Greenwood Village, Colorado   80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


             Registrant's telephone number   (303) 221-1944
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

As of October 31, 2001 there were 31,387,087 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                                TABLE OF CONTENTS


PART I. Financial Information

Item 1.    Financial Statements:

           Statement Regarding Forward-Looking Disclosure.............................1

           Condensed Consolidated Balance Sheets (Unaudited) - as of
           September 30, 2001 and December 31, 2000 (Unaudited).......................3

           Condensed Consolidated Statements of Operations - (Unaudited)
           for the Three Months Ended September 30, 2001 and September 30, 2000
           And for the Nine Months Ended September 30, 2001 and September 30, 2000....5

           Condensed Consolidated Statements of Cash Flow (Unaudited) -
           for the Nine Months Ended September 30, 2001 and September 30, 2000........6

           Notes to Condensed Consolidated Financial Statements (Unaudited)...........8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation..................................................14

PART II. Other Information

Item 1.    Legal Proceedings.........................................................20

Item 2.    Changes in Securities and Use of Proceeds.................................20

Item 6.    Exhibits and Reports on Form 8-K..........................................25

           Signatures................................................................26

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

Restatement and Status of Independent Auditor's Review

On November 19, 2001, the Company filed a Form 8-K concerning the restatement of the Company's consolidated financial statements for the years ended December 31, 2000, 1999, and 1998, to correct among other things, the accounting for stock options issued under the 1998 Employee Incentive Stock Option Plan. The stock options had originally been accounted for under fixed plan accounting, whereby compensation expense was recognized at the time of the grant, if the exercise price was lower than the then market price of the stock, but was thereafter not effected by changes in the price of the stock. In the restated financial statements, the stock options have been accounted for under variable plan accounting, whereby compensation cost is recognized at each report date based on changes in the stock price. The balance sheet as of December 31, 2000 and the statement of operations for the three and nine-month periods ended September 30, 2000 presented herein reflects the restatement, as follows:

                                                   As previously
                                                   Reported             As restated

Balance sheet:
  Additional paid-in capital                        $ 48,901,546       $  47,689,366
  Accumulated deficit                                (44,844,164)        (43,648,056)

Statements of operations:
 Three months ended September 30, 2000:
  Selling, general and administrative expenses         1,285,258           1,354,295
  Net loss                                          $ (1,578,807)      $  (1,647,844)
  Loss per share                                    $      (0.05)      $       (0.05)

Nine months ended September 30, 2000:
 Selling, general and administrative expenses          3,807,824           4,147,612
  Net loss                                          $ (2,763,220)      $  (3,030,384)
  Loss per share                                    $      (0.10)      $       (0.11)

The impact of the restatement on the three- and nine-month periods ended September 30, 2000 increased expenses and net loss because of the stock option compensation recognized as a result of increases in the trading price of the Company's common stock over the prior reporting periods.

The statement of operations for the nine-month period ended September 30, 2001 includes the reversal of $69,311 of stock options compensation, which had previously been included in the statements of operations for the six-month period ended June 30, 2001, as reported in the Company's second quarter Form 10-Q.

As discussed in the Form 8-K filed on November 19, 2001, the Company's independent auditors have not completed their auditing procedures on the 2000, 1999 and 1998 financial statements. Until the Company's independent auditors complete such auditing procedures, they will not be able to complete their review of the Company's interim financial statements as presented herein. Thus, the interim financial statements included in this Form 10-Q have not been reviewed by the Company's independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards. Accordingly, the Company's independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with, such financial statements.

ITEM 1. FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2001           2000
                                                                   -------------   ------------

CURRENT ASSETS
      Cash and cash equivalents                                     $     83,456   $  3,097,624
      Investment in securities available-for-sale                          1,063         19,109
           Trade receivables, net of allowance for doubtful
              accounts                                                   112,960        347,218
           Other receivables                                             116,459         57,345
           Inventory                                                     565,011        558,076
           Prepaid expenses                                              260,245         71,891
                                                                    ------------   ------------
                      TOTAL CURRENT ASSETS                             1,139,194      4,151,263
                                                                    ------------   ------------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
      IMPAIRMENTS                                                        543,860        575,475
                                                                    ------------   ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                 85,712        214,286
                                                                    ------------   ------------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                             23,864         28,863
                                                                    ------------   ------------



TOTAL ASSETS                                                        $  1,792,630   $  4,969,887
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

                       WORLD WIRELESS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2001             2000
                                                                          -------------    ------------
CURRENT LIABILITIES
      Trade accounts payable                                               $    927,402    $    540,899
      Accrued liabilities                                                       231,675         371,149
      Accrued interest                                                           72,477              --
      Other liabilities                                                          90,901          13,077
      Note payable                                                               15,057              --
      Note payable, net of discount - related party                           1,664,843              --
      Obligation under capital leases - current portion                           6,453          19,374
                                                                           ------------    ------------
               TOTAL CURRENT LIABILITIES                                      3,008,808         944,499
                                                                           ------------    ------------

LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                         7,509           9,633
                                                                           ------------    ------------

DEFERRED REVENUE                                                                 30,000              --

STOCKHOLDERS' EQUITY
     Preferred stock - 1,000 shares of 8% cumulative
     Convertible senior series authorized; 0 issued and outstanding
     Common stock - $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     31,387,080 shares at September 30, 2001 and
     31,208,847 shares at December 31, 2000                                      31,386          31,209
     Additional paid-in capital                                              48,086,323      47,689,366
     Accumulated other comprehensive loss                                       (40,010)        (56,764)
     Accumulated deficit                                                    (49,331,386)    (43,648,056)
                                                                           ------------    ------------

              TOTAL STOCKHOLDERS' EQUITY                                     (1,253,686)      4,015,755
                                                                           ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  1,792,630    $  4,969,887
                                                                           ============    ============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------

SALES                                         $    262,455    $    376,885    $    863,315    $  1,343,124

COST OF SALES                                      391,121         259,110         684,225         962,022
                                              ------------    ------------    ------------    ------------

GROSS PROFIT                                      (128,666)        117,775         179,090         381,102
                                              ------------    ------------    ------------    ------------

EXPENSES
   Research and development                        131,978         455,456         406,155       1,060,760
   Selling, general and administrative           1,440,582       1,354,295       4,949,948       4,147,612
   Manufacturing activity exit costs                    --              --              --      (1,677,668)
   Amortization of goodwill                         42,858          42,858         128,574         128,574
                                              ------------    ------------    ------------    ------------
TOTAL EXPENSES                                   1,615,418       1,852,609       5,484,677       3,659,278
                                              ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (1,744,084)     (1,734,834)     (5,305,587)     (3,278,176)

OTHER INCOME/(EXPENSE):
   Interest expense                               (255,786)         (4,388)       (375,513)       (117,119)
   Interest and other income                           437          91,378          29,990         364,911
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)                             $ (1,999,433)   $ (1,647,844)   $ (5,651,110)   $ (3,030,384)
                                              ============    ============    ============    ============

Basic and Diluted Loss Per
Common Share                                  $      (0.06)   $      (0.05)   $      (0.18)   $      (0.11)
                                              ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATION                                     31,383,635      31,208,847      31,273,990      28,856,083
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

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net Loss                                                       $ (5,651,110)   $ (3,030,384)
     Adjustments to reconcile net loss
       to net cash used by operating activities:
          Amortization of goodwill                                       128,574         128,574
          Depreciation                                                    97,220         101,794
          Amortization of debt discount                                  264,269              --
          Consulting services paid with stock                             12,000              --
          Change in compensation from stock options                      (53,240)        291,330
          Loss on sale of securities                                      26,762              --
          Valuation allowance on inventory                               172,741         (72,624)
          Provision for doubtful accounts receivable                      11,545          93,304
          Changes in operating assets and liabilities:
             Accounts receivable                                         163,599          79,738
             Inventory                                                  (179,677)        (15,077)
             Prepaid expenses/other assets                              (183,355)         38,986
             Deferred revenue                                             30,000              --
             Accounts payable                                            386,503        (419,280)
             Accrued interest                                             72,477              --
             Accrued liabilities                                         (61,649)     (1,639,243)
                                                                    ------------    ------------

     NET CASH AND CASH EQUIVALENTS USED BY OPERATING
        ACTIVITIES                                                    (4,763,341)     (4,442,882)
                                                                    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
          Payments for the purchase of property and equipment            (65,605)       (235,218)
          Proceeds from sale of property and equipment                        --          18,913
          Proceeds from sale of securities                                31,083              --

NET CASH AND CASH EQUIVALENTS
             USED BY INVESTING ACTIVITIES                                (34,522)       (216,305)
                                                                    ------------    ------------


                                   (CONTINUED)



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                    FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                  $         --    $ 12,133,217
   Proceeds from exercise of options                                 17,467              --
   Proceeds from exercise of warrants                                39,261       1,348,423
   Redemption of preferred stock                                         --        (950,000)
   Proceeds from borrowings and issue of warrants                 1,815,600              --
   Principal payments on notes payable                              (50,543)     (3,362,411)
   Principal payments on obligation under capital lease             (15,045)        (67,196)
   Payment of preferred dividends                                        --         (57,378)
                                                               ------------    ------------


NET CASH AND CASH EQUIVALENTS PROVIDED BY
     FINANCING ACTIVITIES                                         1,806,740       9,044,655
                                                               ------------    ------------


EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                (23,045)             --
                                                               ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (3,014,168)      4,385,468
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   3,097,624         893,849
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $     83,456    $  5,279,317
                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION -

CASH PAID FOR INTEREST WAS $7,318 AND $193,719 IN 2001 AND 2000 RESPECTIVELY.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES  3 AND  5





   The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.


MAJOR CUSTOMERS -Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the three months ended September 30, 2001 and 2000 are as follows: Customer "A" represented 0.0% and 0.09% of sales, respectively; Customer "B" represented 12.6% and 25.8% of sales respectively; Customer "C" represented 0.0% and 12.5% respectively and Customer "D" represented 13.2% and 0.07% respectively.

For the nine months ended September 30, 2001 and 2000 sales to major customers were: Customer "A" represented 0% and 33.3%; Customer "B" represented 15.7% and 0.09%; and Customer "D" represented 9.0% and 0.03% respectively.


INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2001 and December 31, 2000 inventory consisted of the following:

                           September 30,    December 31
                               2001            2000
                           -------------   ------------

Materials                   $    404,697   $    297,147

Work in process                   56,683             --

Finished goods                   103,631        260,929
                            ------------   ------------

Total                       $    565,011   $    558,076
                            ============   ============

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at September 30, 2001 and 2000, respectively, would have decreased the loss per share and have been excluded from the calculation.

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive income and loss for the reporting periods ended September 30, 2001 and 2000 are as follows:


                                                  For the Three Months            For the Nine Months
                                                   Ended September 30,            Ended September 30,
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------

Net Loss                                      $ (1,999,433)   $ (1,647,844)   $ (5,651,110)   $ (3,030,384)
Unrealized Gain (loss)
on Marketable Equity Securities                      7,671         (29,722)         13,037         (36,312)

Effect of foreign currency translation               5,439              --         (23,045)             --

Comprehensive Loss
for the Period                                $ (1,986,323)   $  1,677,566    $ (5,661,118)   $ (3,066,696)
                                              ============    ============    ============    ============


NOTE 2 -- EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb(TM) products whereby all contract manufacturing was discontinued, all in-house production was outsourced and the Company moved its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The Company was able to effect the inventory liquidation under terms more favorable than previously estimated, resulting in a recovery of $72,624 of inventory impairment previously charged to cost of sales. The recovery was recognized as other income during the first quarter of 2000.

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

Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company's balance sheet resulting in a remaining liability balance of $1,598,342, which was recorded to manufacturing exit recoveries income during the second quarter.

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

Pursuant to the authority vested in the Board of Directors, the Board on June 8, 2001 resolved to issue up to 1,000 shares of a series of 8% cumulative, convertible senior preferred stock. The shares, if and when issued, will be convertible into shares of our common stock at a rate of 16,667 shares of common stock for each share of preferred stock. The Company has not issued any of such shares as of the date hereof.

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

On May 17, 2001 the Company issued $1,125,000 of 15% senior secured convertible notes payable to an affiliate of the Company's largest shareholder, Lancer Offshore, Inc. (the "2001 Notes"). The 2001 Notes, when issued, were mandatorily convertible into 2,250,000 shares of Common Stock of the Company at the rate of $0.50 of debt for each share (see Note 8) upon (i) approval by the Company's shareholders to such conversion at a meeting and (ii) the Company's receipt of $2,000,000 in equity on or before December 31, 2001 from sources other than Michael Lauer and his affiliates. The Company also issued detachable five-year warrants to purchase 562,500 shares of the Company's common stock at $.50 per share (see Note 8). The 2001 Notes originally were to mature on September 15, 2001 unless they have been mandatorily converted into shares of Common Stock prior to such date. Such financing agreement also allows for such loan to be increased to a total of $5,000,000 provided that both parties agree to do so. The 2001 Notes are secured by a first security interest in substantially all the assets of the Company.

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

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing over a three month period by Lancer Partners L.P., an affiliate of our largest stockholder. Pursuant thereto we received $350,000 on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001, respectively, with the September and October payments conditioned upon the receipt of $1,500,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates on or before September 15, 2001. We also issued detachable five-year warrants to purchase 225,000 shares of our Common Stock as the result of the $350,000 August 7 loan. The Company recorded the August 7, 2001 debt net of a discount equal to $64,136, attributable to the related warrants.

While the Company did not meet the requirements for the conditional funding of $275,000 originally to have been provided on or about September 15, 2001, $100,000 of the $275,000 was provided on September 6, 2001 and the balance of $175,000 was provided on September 18, 2001 without the issuance of any additional special consideration for the making of such modification. In addition, the holders of the 2001 Notes acknowledged that there was no default of any kind thereunder as of September 14, 2001. Detachable warrant to purchase 64,285 and 112,500 shares of stock were issued in connection with the September loans, and discount equal to $13,655 and $12,686 respectively was recorded.

As a condition of this additional financing, among other changes, the $1,125,000 principal amount of the 2001 Notes funded on May 17, 2001 then became convertible into shares of the Company's Common Stock at the rate of $0.20 of debt per share, and the exercise price of the 562,500 warrants issued on May 17, 2001 was reduced to $0.30 per share. The maximum amount of shares of our common stock issuable in the event of continuing monthly defaults was increased to 12,500,000 from 10,000,000.

By an agreement dated September 14, 2001 (signed on September 18, 2001), the 2001 Notes were amended (a) to extend the maturity dates of the first two tranches of the 2001 Notes totaling $1,475,000 in principal amount from September 15, 2001 until October 15, 2001 and (b) to extend the time for the Company to raise $1,500,000 until October 15, 2001 as a condition to the issuance of the $250,000 loan on or about October 15, 2001.

Although the first two tranches of the 2001 Notes totaling $1,475,000 in principal amount were originally to be due on October 15, 2001, Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002. Although the third and fourth tranches of the 2001 Notes totaling $275,000 in principal amount were originally to be due on December 15, 2001, Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002. These points are reflected under
Note 8. The Company does not currently have the ability to pay those portions of the 2001 Notes and may default on this debt on February 28, 2002.

NOTE 6 - BUSINESS SEGMENT INFORMATION

As of September 30, 2001 the Company's operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate includes income, expenses, and assets that are not allocable to a specific business segment, or relate to activities no longer being pursued. The revenues, expenses, and assets associated with our former manufacturing activities have been reclassified to Corporate to provide a better comparison of our ongoing business model.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.

The Company's Italian subsidiary, X-traWeb Europe, S.p.A., held assets of under $50,000 as of September 30, 2001, and contributed only $700 in revenue for the three months ended September 30,2001 and year-to-date. These amounts have been included in the X-traWeb segment.


                             For the Three Months Ended      For the Nine Months Ended
                                    September 30                   September 30
                            ----------------------------   ----------------------------
                                2001            2000           2001            2000
                            ------------    ------------   ------------    ------------
Revenues:
X-traWeb(TM)                $     41,074    $    114,578   $    233,012    $    272,946
Radio products                   220,281         177,111        612,763         496,619
Corporate                          1,100          85,196         17,540         573,559
                            ------------    ------------   ------------    ------------
Total sales                 $    262,455    $    376,885   $    863,315    $  1,343,124
                            ============    ============   ============    ============

Operating loss:
X-traWebTM                  $    860,336    $    869,488   $  2,908,400    $  2,324,647
Radio products                   884,848         819,265      2,414,727       2,300,683
Corporate                         (1,100)         46,081        (17,540)     (1,347,155)
                            ------------    ------------   ------------    ------------
Total operating loss        $  1,744,084    $  1,734,834   $  5,305,587    $  3,278,175
                            ============    ============   ============    ============

                                  As of
                      September 30,   December 31,
                           2001           2000
                      -------------   ------------
Assets:
X-traWeb(TM)           $  1,050,866   $  1,324,821
Radio products              114,563        642,595
Corporate                   627,201      3,002,471
                       ------------   ------------
Total assets           $  1,792,630   $  4,969,887
                       ============   ============


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 has a significant impact on its financial statements.

Effective January 2002, we are subject to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. SFAS No. 142 requires that existing goodwill as of June 30, 2001 continue to be amortized through the end of the current calendar year, after which no further amortization of goodwill will be permitted. As of September 30, 2001, we had approximately $85,712 of unamortized goodwill. We believe the implementation of SFAS No. 142 will not have a material adverse effect on our future results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Although the Company did not meet the requirements for additional funding by October 15, 2001, Lancer Partners L.P. loaned an additional $25,000 on October 3, 2001 and Lancer Offshore Inc. loaned an additional $85,000 on October 3, 2001, $175,000 on October 9, 2001 and $175,000 on October 29, 2001 without the issuance of any additional special consideration for the making of such modification. Also, although the maturity date for the May 17, 2001 Note for $1,125,000 in principal amount and the August 7, 2001 Note for $350,000 in principal amount was originally fixed at October 15, 2001, the Company and such creditors orally agreed to extend such October 15, 2001 maturity date until December 15, 2001, which was agreed to in writing after October 15, 2001.

On November 14, 2001, Lancer Offshore Inc. loaned the Company an additional $1,000,000 and among other things, the Company and such creditors agreed to change the conversion rate of each note comprising the 2001 Notes to one share for each $0.05 of debt and to extend the date of the entire $3,210,000 principal amount of the loans to February 28, 2002.

All such terms of the August 7, 2001 amendment, and any amendment resulting from the additional loans in October and November 2001, are conditioned upon the final execution of the loan documents.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and Three Months Ended September 30, 2000

We incurred a net loss of $1,999,433 for the three-month period ended September 30, 2001, or a $0.06 loss per share, compared to net loss of $1,647,844 or a $0.05 loss per share, for the three months ended September 30, 2000. Our loss from operations for the third quarter of 2001 increased by approximately $9,250 over the loss from operations for the third quarter of 2000. Such increased loss was attributable to the $114,430 reduction in revenue in the third quarter of 2001, and a $198,000 write-down of inventory to its fair value, offset by a reduction of approximately $240,000 in compensation expense related to reductions in the workforce, reduced travel expenses, and lower equipment leasing expenses resulting from the expiration of the lease period on a number of operating leases.

Sales for the three-month period ended September 30, 2001 totaled $262,455 compared to $376,885 during the three months ended September 30, 2000, or a decrease of $114,430 or 30.4%. During the comparative third quarters of 2001 and 2000, we derived our revenue as follows:

                                For the Three Months Ended September 30,

Summary of Revenue by Segment            2001           2000
                                     ------------   ------------
X-traWeb(TM)                         $     41,074   $    114,578
Branded products                          220,281        177,111
Corporate                                   1,100         85,196
                                     ------------   ------------
Total Revenue                        $    262,455   $    376,885
                                     ============   ============

During the third quarter of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line. Of the $41,074 in revenue derived from the X-traWeb(TM) product line, $23,275 resulted from engineering design services related to proof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services.

Our business strategy continues to include revenue from the production of radio products, which totaled $220,281 for the three-month period ended September 30, 2001, compared to $177,111 for the three months ended September 30, 2000, an increase of $43,170 or 24.4%. Finally, royalties contributed $1,100 in corporate revenues during the three-month period ended September 30, 2001, compared to $45,172 for the three months ended September 30, 2000, a decrease of $44,072 or 97.6%. Since the license agreement with our primary customer expired by its terms in September 2000, we received greatly reduced royalty income during the third quarter of 2001.

In addition, we derived only $700 in revenues from our Italian subsidiary, X-traWeb Europe, S.p.A. and received no revenues from our subsidiaries, X-traWeb Europe S.p.A., and received two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively.

Our cost of sales for the three-month period ended September 30, 2001 increased to $391,121 from a total of $259,110 for the three months ended September 30, 2000, or an increase of $132,011 or 50.9%. The resulting gross margin was a loss of $128,666, or 49.0% of sales, for the three-month period ended September 30, 2001 compared to a profit of $117,775, or 31.2%, for the three months ended September 30, 2000. The gross profit for the three months ended September 30, 2001 was $69,334, or 26.4% of sales before the write-down of inventory items to their fair value.

Our research and development expenses decreased to $131,978 from $455,456, or by a decrease of $323,478, or 71.0%, for the comparable three month periods ended September 30, 2001 versus September 30, 2000. This decrease reflects the increasing maturity of our X-traWeb product line, and the shift in resources from research and development to applications engineering. These costs continue to relate to the ongoing development of the X-traWeb(TM) proprietary technology in 2001.

Our total selling, general, and administrative expenses amounted to $1,440,582 for the three-month period ended September 30, 2001 compared to $1,354,295 for the three months ended September 30, 2000, representing an increase of $86,287, or 6.4%. Selling and marketing expenses decreased by $144,552 or 35.5%, during the three-month period ended September 30, 2001 over the three months ended September 30, 2000, which primarily represents an decrease in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable September 30, 2001 and September 30, 2000 period increased by $230,839, or 24.4%, and resulted primarily from (1) an increase in expenses of $136,000 for the general operating requirements of the X-traWeb Europe offices, and (2) expenses related to applications engineering that had previously been allocated to research and development.

Our interest income for the three-month period ended September 30, 2001 was $437 compared to $90,553 for the three months ended September 30, 2000, with the decrease of $90,116 directly attributable to decreased available funds in overnight interest bearing accounts initially provided by the $13.6 million private placement of shares of our Common Stock we sold in the first quarter of 2000. Interest expense increased to $255,786 during the three-month period ended September 30, 2001 compared to $4,388 for the three months ended September 30, 2000, and represents an increase of $251,398. This expense increase is directly related to our issuance of units of secured notes and warrants during the second and third quarters of 2001, and represents the amortization of discount and accrued interest thereon.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Results of Operations

We incurred a net loss of $5,651,110 for the nine months ended September 30, 2001, or $0.18 loss per share, compared to a net loss of $3,030,384, or $0.11 loss per share, for the nine months ended September 30, 2000. This represents an increase in 2001 of $2,620,726, or 86.5%, over the 2000 year-to- date financial results. However, the increase of the loss in 2001 would be $943,058 if the non-recurring reversal of manufacturing exit costs of approximately $1,677,668 were excluded from the 2000 result.

Sales for the nine month period ended September 30, 2001 totaled $863,315 compared to $1,343,125 during the nine month period ended September 30, 2000, a decrease of $479,809 or 35.7%. During the comparative three quarters of 2001 and 2000, the Company derived its revenue as follows:


                                 For the Nine Months Ended September 30,

Summary of Revenue by Product             2001           2000
                                      ------------   ------------

X-traWeb(TM)                          $    233,012   $    272,947
Branded Products                           612,763        496,619
Corporate                                   17,540        573,559
                                      ------------   ------------
Total Revenue                         $    863,315   $  1,343,125
                                      ============   ============

During the first three quarters of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line and proprietary radio products. Our sales of branded products, including radio and antenna sales, increased by $116,144, or 23.4%, during the first three quarters of 2001. We recognized total revenues from the X-traWeb(TM) product line of $233,012 during the first nine months of 2001, of which $104,493 was attributable to engineering design services contracted by customers for the custom development of such products.

Finally, royalties contributed $17,540 in revenue during the nine months ended September 30, 2001 compared to $459,986 during the nine months ended September 30, 2000, a decrease of $442,446, or 96.2%.

We realized only marginal revenues, about $700, from our operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy, which is in charge of our marketing efforts in Europe.

Cost of sales for the nine months ended September 30, 2001 declined to $ 684,225 from a total of $962,022 in 2000, or a reduction of $277,797 or 28.9%. The resulting gross profit was $179,090 or 20.7% of sales, for the nine months ended September 30, 2001 compared to $381,102, or 28.4%, for the nine months ended September 30, 2000. During the third quarter of 2001, we marked a portion of our inventory down to reflect its fair value. As a result we recognized $198,000 in expense as cost of sales during the third quarter of 2001. Excluding the adjustment to the value of our inventory, we realized a gross profit of $377,090, or 43.7% of sales.

Research and development expenses declined from $1,060,760 to $406,155 or a decrease of $654,605 or 61.7% for the comparable nine month periods ended September 30, 2001 versus September 30, 2000. This decrease is consistent with the increasing maturity of our X-traWeb(TM) product line, and the shift in resources from research and development to applications engineering. These costs continue to relate to the ongoing development of the X-traWeb(TM) proprietary technology in 2001.

Total selling, general, and administrative expenses amounted to $4,949,948 for the nine months ended September 30, 2001 compared to $4,147,612 for the nine months ended September 30, 2000, representing an increase of $802,336, or 19.3%. Selling and marketing expenses decreased by $312,107, or 26.9%, during the nine months ended September 30, 2001 over 2000 and represents a reduction in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable nine month periods ended September 30, 2001 and 2000 increased by $1,114,443, or 37.3%, and resulted from (1) an increase in operating expenses for the X-traWeb Europe offices of $417,000 for promotion of X-traWeb(TM) products, and other international business opportunities, and (2) an increase in expenses related to applications engineering representing the allocation of resources away from research and development.

Interest and other income for the nine months ended September 30, 2001 was $29,945 compared to $278,677 for the nine months ended September 30, 2000, with the decrease directly attributable to decreased available funds in overnight interest bearing accounts provided by the $13.6 million private placement securities issued in the first quarter of 2000. Interest expense increased to $375,513 during the nine months ended September 30, 2001 compared to $117,119 for the nine months ended September 30, 2000, and represents a $258,394 increase, or 220.6% increase. This increase is directly related to our issuance of the 2001 Notes and warrants, and represents the amortization of discount and accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at September 30, 2001 consisting of cash and cash equivalents was $83,456, which represents a decrease of $3,014,168 over our cash and cash equivalents of $3,097,624 as of December 31, 2000. Our current assets were $1,139,194 as of September 30, 2001, a decrease of $3,012,069 from our current assets of $4,151,263 as of December 31, 2000. As of September 30, 2001, our total liabilities were $3,046,317, which was an increase of $2,092,185 from our total liabilities of $954,132 as of December 31, 2000.

Our liquidity decreased significantly due to our net loss and due to changes in operating assets and liabilities during the nine-month period ended September 30, 2001. For the period ended September 30, 2001, the net change in operating assets and liabilities generated a increase of net cash flow of $227,899 compared to a net decrease of cash for the nine months ended September 30, 2000 of $277,208, exclusive of the change in accrued manufacturing exit costs.

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

During the quarter ended September 30, 2001, we received an additional $625,000 in loans from Lancer Partners L.P., an affiliate of our largest stockholder, comprising part of the 2001 Notes. In October, 2001, we received an additional $25,000 as a loan from Lancer Partners L.P. and an additional $435,000 as loans from Lancer Offshore, Inc. comprising part of the 2001 Notes. On November 14, 2001, Lancer Offshore Inc. loaned us an additional $1,000,000 comprising part of the 2001 Notes. We also issued detachable five-year warrants to purchase 1,042,500 shares of our Common Stock as a result of these additional loans, of which total warrants to purchase 312,500 shares of our Common Stock were issued with respect to the quarter ended September 30, 2001. For a further description of this financing, see "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report. Also, the parties made certain amendments to the terms of the May 17, 2001 financing, as further described in "Senior Secured Indebtedness Financing" in Item 2 of Part II hereof.

Based on our current cash position and our plans for 2001, we believe that additional capital will be required by the end of February, 2001. We recently obtained financing proceeds from Lancer Offshore, Inc., an affiliate of our largest stockholder, which management believes is adequate to fund our operations through February 28, 2002. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. also allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $3,200,000, provided that both parties agree to do so, although we cannot assure you of such mutual agreement. See "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report, including, without limitation, Item 2(b)2 thereof. We previously obtained a financing commitment letter totaling $4,000,000 from a third party, to be provided as private equity placements on or before May 31, 2001, which management believed was adequate to fund our operations in 2001.The funding party did not provide the financing within the terms of the commitment, and to date, no funds have been received thereunder. Upon the lapse of the commitment deadline, management believed our best interests would be served by accommodating the funding party's interest in seeking to arrange substitute financing with other accredited investors on a best efforts basis, and waiving the funder's prior unconditional commitment therefor. We and the funding party have verbally agreed to allow the funding party to seek substitute financing through November 30, 2001. As the result of the foregoing events and since the $3,200,000 loan from the Lancer entities matures on February 28, 2002, we are currently seeking funding from other sources.

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

During the first nine months of 2001, we continued to focus on our sales of X-traWeb(TM) products and services. We continued to receive revenues from the sale of our X-traWeb products, albeit at a slower pace than anticipated, and also signed additional marketing alliance agreements during the year.

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

As a result of the slower receipt of revenues from the sale of our X-traWeb products, we decided in July, 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management field (in part due to the current energy crisis experienced in parts of the United States), although we will continue to market our products in the areas of
(i) vending machines, (ii) security systems and (iii) food services equipment. We also decided to reduce the number of our employees, particularly in the engineering and administrative areas, and also closed our office in Kansas City, Kansas. Thus, as of October 31, 2001, we had a total of 33 employees, a reduction of 15 from the total of 48 employees we has as of January 1, 2001.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 20, 2001 the Pinnacle Fund L.P., Barry M. Kitt and Tom and Denise Hunse filed a lawsuit against us with respect to the purchase of a total of 230,000 shares of our common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of our failure to file a registration statement on or before December 31, 2000. The lawsuit is currently pending in the United States District Court for the District of Utah. The case is in the discovery stage, with each party having exchanged documents and written responses to questions asked. We believe that we have meritorious defenses to such action and intend to prosecute our defense of the action vigorously, but there can be no assurance as to the outcome thereof.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We made several sales of shares of our securities during the third quarter of 2001 each of which is exempt from registration under the Act, as set forth below:

         (a) As of August 7, 2001, we issued (i) a Senior Secured Note in the principal amount of $350,000 (described immediately below) and (ii) a warrant expiring on August 6, 2006 to purchase 225,000 shares of our Common Stock at an exercise price of $0.30 per share, to Lancer Partners L.P., an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

         (b) As of September 6, 2001, we issued a Senior Secured Note in the principal amount of $100,000 to Lancer Partners L.P., an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

         (c) As of September 18, 2001, we issued (i) a Senior Secured Note in the principal amount of $175,000 to Lancer Partners L.P. (described immediately below) and (ii) a warrant to purchase 87,500 shares of our Common Stock at an exercise price of $0.30 per share, expiring on September 17, 2006, to Lancer Partners L.P., an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

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

2. Lancer Partners L.P. agreed to loan us $275,000 on or about September 15, 2001 and $250,000 on or about October 15, 2001, provided that we raised a minimum of $1,500,000 in equity from persons other than Michael Lauer and his affiliates, including Lancer Offshore Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before September 15, 2001. Each of these additional loans would mature on December 15, 2001 unless mandatorily convert into shares of our common stock.

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

(2) We agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti-dilution protection in the event we sold shares of our Common Stock at a price of less than $0.20 per share during the one-year period commencing on May 12, 2001;

(iii) The exercise price of the warrant to purchase 562,200 shares of our Common Stock was reduced to $0.30 per share; and

(iv) The maximum amount of shares of our Common Stock issuable in the event of continuing monthly defaults was increased to 12,500,000 from 10,000,000.

         On August 7, 2001, the average of the high and low price per share of the Company's Common Stock was $0.38, which was higher than the conversion rate of one share for each $0.20 of debt and the exercise price of each warrant at $0.30 per share.

(c)      September, 2001 Financing

         We failed to meet the condition described in Item 2 above on the August 7, 2001 financing by September 15, 2001. Despite such failure, Lancer Partners L.P. loaned the Company an additional $100,000 and $175,000 on September 6, 2001 and September 18, 2001, respectively, which loans originally had a maturity date of December 15, 2001. As a result thereof, the Company issued a separate note comprising part of the 2001 Notes to such party (which originally were mandatorily convertible into 1,375,000 shares of our Common Stock at $0.20 per share) and also issued a warrant to purchase an aggregate of 87,500 shares of our Common Stock at $0.30 per share.

         In addition, the parties amended the August 7, 2001 financing as follows:

         (i) The maturity date of the two tranches of the 2001 Notes totaling $1,475,000 in principal amount was extended from September 15, 2001 until October 15, 2001; and

         (ii) The creditors extended the time for the Company to raise $1,500,000 until October 15, 2001 as a condition to the issuance of the $250,000 loan on or about October 15, 2001.

         Also, the holders of the 2001 Notes acknowledged that there was no default of any kind as of September 14, 2001.

         On September 8, 2001 and September 16, 2001, the average of the high and low price per share of the Company's Common Stock was $0.255 and $0.235, respectively, which was higher than the conversion rate of one share for each $0.20 of debt, but lower than the exercise price of each warrant at $0.30 per share.

(d)      October and November, 2001 Financing

         We again failed to meet the condition to raise additional equity financing of $1,500,000 on or before October 15, 2001. Despite such failure, Lancer Partners L.P. loaned us an additional $25,000 (bringing its total loan to us to $650,000 in principal amount) and Lancer Offshore, Inc. loaned us an additional $85,000 on October 3, 2001, $175,000 on October 9, 2001, an $175,000
on October 29,2001 and $1,000,000 on November 14, 2001 (bringing its total loan to us to $2,560,000 in principal amount), or a total loan from such parties of $3,210,000. As a result, we issued separate notes comprising part of the 2001 Notes and issued additional warrants to such parties to purchase 730,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring in each case on a date in 2006 five years after the date of their respective issuance.

         In addition, the parties agree on November 14, 2001 to amend the entire 2001 Note financing as follows:

         (i) The entire principal amount of $3,210,000 comprising the 2001 Notes is now mandatorily convertible into shares of our Common Stock at the rate of one share for $0.05 of debt;

         (ii) The maturity date of the entire principal amount of $3,210,000 comprising the 2001 Notes was extended until February 28, 2002 (unless mandatorily converted into shares of our Common Stock prior to such date);

         (iii) The amount of shares issuable in the event of a default is now increased to 1,605,000 for each month in which a default exists and continuing until such default is cured;

         (iv) We agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti-dilution protection in the event we sold shares of our Common Stock at a price less than $0.05 per share during the one-year period commencing on November 14, 2001 (which was changed from May 12, 2001); and

         (v) The finders fee payable on the transaction was increased by requiring us to issue a five-year warrant to Capital Research Ltd. to purchase 2,000,000 shares of our Common Stock at an exercise price of $0.05 per share, which expires on November 13, 2006.

         On the date of the issuance of each of the additional Notes comprising part of the 2001 Notes and the warrants to purchase shares of our Common Stock, the average of the high and low price of a share of our Common Stock was higher than conversion rate of the Note and the exercise price of each Warrant.

         We plan to amend our Articles of Incorporation to permit the potential issuance of the shares of our Common Stock necessitated by the above-described financing and to obtain shareholders approval of the same.

(e)      American Stock Exchange Rules

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

(f)      Risk of Default Under Our Senior Secured Indebtedness.

         While we use our best efforts to raise $3,200,000 in additional equity as a further condition for the mandatory conversion of the 2001 Notes into our shares of Common Stock, we cannot assure you of such result. Moreover, we cannot assure you that we will not commit a default under the 2001 Notes in the future when they mature on February 28, 2002. In the event that the holders of the 2001 Notes sell our assets securing the 2001 Notes following any future default by us, a remedy available under the 2001 Notes, such sale would materially and adversely affect our business and financial condition.


(g) Special Risk Factor -- One Principal Stockholder May Increase His Control of US

         Michael Lauer and his affiliates currently own 7,295,853 shares of our Common Stock. In addition, he and his affiliates potentially will increase their ownership in us by 65,805,000 shares of our Common Stock (a) through the mandatory conversion of the $3,210,000 in principal amount of the 2001 Notes if
(i) our stockholders approve the mandatory conversion thereof at a stockholders meeting and (ii) we receive $3,210,000 in equity from sources other than Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P., and the Orbiter Fund Ltd. on or before February 28, 2002 and (b) if the warrants to purchase 1,605,000 shares of our Common Stock granted to them are exercised after stockholder approval thereof at a stockholders meeting. If such additional shares of our Common Stock are issued, then Michael Lauer would control approximately 75% of our then issued and outstanding shares of Common Stock (excluding the issuance by us of any other shares prior to such time, including the shares issued for the equity investment needed to convert the note) which represents an increase of 51.1 percentage points from the Lancer group's current ownership of 23.4%. However, we cannot actually determine the Lancer group's actual percentage ownership of the shares of our Common Stock without knowing the final terms of any new equity infusion of $3,210,000. In any event as a result of the $3,210,000 in loans made to us, Mr. Lauer will be able, in all likelihood, to determine effectively the vote on any matter being voted on by our stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the three months and nine months ended September 30, 2001 and the Exhibits which are listed on the Exhibit Index reflected below and attached hereto:

         10.39 Amended and Restated Loan Agreement by and among the Registrant, Lancer Offshore, Inc. and Lancer Partners L.P. dated as of August 7, 2001, together with the Note, Warrant, Amended and Restated Pledge/Security Agreement, Subordination Agreement, Pledgee Representation Agreement and the Amended and Restated Registration Rights Agreement.

         10.40 Amendment of Agreements by and among the Registrant, Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.

(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


DATE:  November 19, 2001

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

10.13 Promissory Note dated November 13, 1997, by the Company, payable to T. Kent Rainey in the principal amount of $200,000*

10.14               Investment Banking Services Agreement dated November 19,
                    1997, between the Company and PaineWebber Incorporated*

10.15               $400,000 Promissory Note dated December 24, 1997, payable to
                    Electronic Assembly Corporation*

10.16               $400,000 Promissory Note dated January 8, 1998, payable to
                    Tiverton Holdings Ltd.*

10.17               Loan Agreement by and among the Registrant and the Bridge
                    Noteholders* dated as of May 15, 1998*

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

10.36               Settlement Agreement and Mutual Release between Internet
                    Telemetry Corp. and the Registrant, dated as of August 7, 2000.*

10.37               Financing Commitment Letter between the Registrant and
                    Insight Capital LLC dated April 2, 2001.*

10.38               Loan Agreement by and among the Registrant and Lancer
                    Offshore, Inc. Noteholders dated as of May 17, 2001, together with the Notes, Warrant, Pledge/Security Agreement,
                    Subordination Agreement, and Registration Rights Agreement.*

10.39 Amended and Restated Loan Agreement by and among the Registrant, Lancer Offshore, Inc. and Lancer Partners L.P.
                    dated as of August 7, 2001, together with the Note, Warrant, Amended and Restated Pledge / Security Agreement,
                    Subordination Agreement, Pledgee Representation Agreement and the Amended and Restated Registration Rights
                    Agreement.**

10.40 Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated
                    September 14, 2001.**

----------

*   Filed previously

**  Filed herewith.

+   Management contract or compensatory plan or arrangement filed previously.