Form 10-K/A
period 2000-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-01-11
CIK 1031744

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

                            COMMISSION FILE 001-15837

                       WORLD WIRELESS COMMUNICATIONS, INC.
                       -----------------------------------
                       (NAME OF REGISTRANT IN ITS CHARTER)

                  NEVADA                                    87-0549700
                  ------                                    ----------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

 5670 GREENWOOD PLAZA BOULEVARD, PENTHOUSE, GREENWOOD VILLAGE, COLORADO 80111
-----------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER (303) 221-1944

Securities registered under Section 12(g) of the Exchange Act:

                                      None
               --------------------------------------------------
                                (Title of Class)

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

                                EXPLANATORY NOTE:

This amendment on Form 10-K/A amends the registrant's annual report on Form 10-K for the year ended December 31, 2000 as filed by the registrant on April 17, 2001, and is being filed to reflect the restatement of the registrant's consolidated financial statements. See Note 16 to the consolidated financial statements.

    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS

OVERVIEW

World Wireless Communications, Inc. (the "Company", "we" or "us") is a developer of wired and wireless telemetry and remote control systems, where telemetry is the monitoring, collection and transmission of data by wire or radio from remote sources. By leveraging our experience developing low-cost, reliable communications systems, we have created the latest generation of technology to monitor and control various remote devices through the internet.

Our products and services allow data from remote devices to be accessed via a secure, encrypted Internet connection using a standard web browser located anywhere where there is internet access. Our technology has applications across a broad range of industries, for which it can substantially improve the efficiency and cost of access and manipulation of important data from widely dispersed equipment. For example, we are currently deploying our technology in the automatic meter reading field, whereby utility companies can read natural gas, electric, and water usage on commercial and residential meters on an immediate basis in order to better balance their energy loads, monitor usage, predict requirements, and ultimately improve service and reduce costs. Another example is remotely monitoring industrial restaurant equipment, such as a fast food restaurant grill, ice machine, fryers, and coolers, to ensure that the particular piece of equipment is functioning within desired parameters. In this example, our technology can provide maintenance notification so as to avoid malfunction during a peak time in the business day, or ensure a grill or fryer is cooking at the proper temperature.

Since January 1999, we have successfully combined all of our technologies into a functional package that not only collects data, but also transmits it and provides control from remote locations. It also enables our customers to use an ordinary browser to access the data-gathering and remote control functions from anywhere in the world through the internet, where there is internet access. Our management has been engaged principally in developing product positioning strategies, strategic planning and final development and testing of our integrated technology.


CURRENT STATUS

We have completed development and testing of the core systems and sub-systems comprising our internet technology, and are currently engaged in implementing the first phase of our near-term plan - the introduction of our products and services to selected customers in major target markets to establish test installations for a variety of commercial and industrial applications.

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

     o The growth and development of technologies that use the internet to report information about the use or maintenance of various devises;

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


OUR TECHNOLOGY

We are a leading developer of wired and wireless telemetry communications and remote control systems and products. We also develop digital radios in the 900 megahertz ("MHZ")and 2.4 gigahertz ("GHZ") bands. We have extensive experience in developing low-cost, reliable communications systems. By leveraging this experience, we have developed the latest generation of technology to monitor and control various devices through the internet.

At the heart of our strategy is the promotion of our communication systems designed to provide supervisory control of, and obtain data from equipment or devices in remote locations via the internet.

Our proprietary technology consists of three parts, of which the first is our "X-Node(TM)". The X-Node(TM) is a miniature web server compacted into a one square inch circuit board, which often requires less than 2 kilobytes of memory. This miniature web server collects information from a remote piece of equipment (e.g., vending machine, natural gas meter, and the like) and makes that information available via the Internet.

The second part of the technology is our product for large-scale installations, the "X-Gate(TM)". The X-Gate(TM) is an Internet gateway that can collect information over a wired or wireless network from a substantial number of X-Nodes(TM) (e.g., an array of vending machines), and transmit the information to an information repository via the Internet. This transmission device provides the connection to the Internet and translates the data between the connected devices and formats it for use on the Internet. The X-Gate(TM) offers distinct advantages over the more commonly used gateway - the personal computer - in that it requires no human intervention and incorporates advanced technologies to ensure performance and reliability.

Completing our technology is our business-to-business web site, located in the Denver, Colorado area. This database-driven site collects the operations and transactional data which has been transmitted from a customer's remote equipment, then stores it securely for delivery to authorized customer personnel in raw form, or processed and formatted into standard or customized reports using software we employ.

     Following is an illustration of a typical design for our communication systems:

                                 [ILLUSTRATION]

COMPETITIVE ADVANTAGES

Our technologies offer customers a number of advantages, including, without limitation:

     - Open architecture solutions that do not use proprietary protocols, and components that are fully compatible with most important Internet protocols;

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

     - Software program embedded in a chip that allows customized configuration of equipment already possessing embedded micro-controllers, which collect, process and transmit information like a standard computer; and

     - Software program embedded in a chip that allows automatic updating of micro-controller functions from a remote location to reflect changes in customer needs and specifications.


COMPETITIVE ADAPTABILITY

Since we utilize the standard language of the Internet, our products are capable of communicating with any Internet web browser and meet current and emerging international Internet communications standards, which provide important benefits when compared to closed, proprietary solutions.

Based on our development and engineering experience, we are positioned to provide up-to-date technical solutions to customers with remote monitoring and control needs.


STRATEGIC GROWTH PLAN

We plan to develop and sell our products and services in three separate, but at times overlapping phases.

Phase One. During Phase One, in which we are currently engaged, we are debuting our unique combination of telemetry technologies by providing them to selected Fortune 1000 and other customers. During this phase, we are focused on selling the wide-ranging capabilities of our unique technological approach by working with our customers to design and configure our products and services that address their specific industrial, internet communication needs, while building a database of standardized technology configurations that can be used or easily adapted for a variety of applications. Throughout the process, we will seek to establish ourselves as a recognized "brand" for innovative, technologically advanced products and services. This phase will continue for each industry application until the related products reach maturity.

Phase Two. During Phase Two, which we are currently implementing, we are leveraging our brand recognition and the contents of our database to expand our market for products and services by offering mix-and-match packages for applications in a variety of industries as described in "Current Status" above. The basic products will be designed to plug in and be ready for use or, if necessary, they can be readily configured - even by customers. During this phase, we plan to develop new applications for our technologies, along with a selection of value-added web-based services, to strengthen our ties with our established customers and extend our reach into new markets.

Phase Three. During Phase Three, we expect to evolve into an industry-specialized, customer-only Internet Application Service Provider, whereby our customer data can be accessed through our business-to-business website, that will focus on customer web and data hosting. We envision such a step as a natural and necessary extension of our technology products and services package in order to ensure uninterrupted 24-hour access to operations-critical remote data by our customers. We offer such hosting services to customers upon sale of our products and services to such customer. We expect to commence such phase in 2001 on a limited basis.


PRODUCTS AND SERVICES

X-traWeb(TM) Products

Our product strategy is to utilize our existing technologies to develop innovative solutions that enable users of telemetry technologies to leverage the power of the Internet in order to greatly enhance the efficiency and cost of controlling and monitoring remotely located equipment.

Our products and services allow standard web browsers, rather than customized host system software packages, to monitor and control equipment throughout the world where there is internet access using industry-standard Internet tools. The result is that, from any Internet-accessible location, customers in a variety of industries have real-time comprehensive, cost-efficient information available that helps them better manage their telemetry requirements.

Our existing X-traWeb(TM) products which are available for sale are listed below. These typically are sold as part of a specifically-designed installation for any particular customer.

The X-Node(TM)

The X-Node(TM) is a small (approximately 1 inch by 1 inch printed circuit board and possesses less than 2 kilobytes of memory), fully functional micro-controller which collects, processes and transmits information, and can provide wired or wireless internet access. X-Nodes(TM) are extremely durable in most environmental conditions, have low manufacturing costs, and can be attached easily to a wide variety of existing equipment for the purposes of remotely monitoring and controlling the equipment over the Internet.

Each X-Node(TM) has various input and output capabilities, and allows flexible programming and extremely rapid execution speed.

The circuit board permits the installation of our flexible software programs to be done automatically during the manufacturing process. The embedded software program is also designed to allow us, from a remote location, to quickly, easily, and inexpensively update the functions of an X-Node(TM) to respond to changes in customer needs.

X-Nodes(TM) can be used singly by connecting one to a piece of equipment and adding a modem for Internet connection. In situations with multiple devices, where more than one X-Node(TM) is required, customers can use our X-Gate(TM) to link the X-Nodes(TM) into a self-contained communications network and manage the network. A substantial number of X-Nodes(TM) may be linked on a wired or wireless basis to a single X-Gate(TM).

         The X-Node(TM) is illustrated below:

                                 [ILLUSTRATION]

The X-Gate(TM)

Our X-Gate is an approximately 4 inches by 7 inches printed circuit board with a flexible range of onboard memory reaching as much as eight megabytes. It serves as a data collecting and transmitting system, collecting data sent by one or more X-Nodes(TM) and transmitting such data on a wired or wireless basis through the internet to a web and data hosting server maintained by us or our customer.

Each X-Gate has a micro-controller and various input and output capabilities. The X-Gate(TM) is our proprietary communication system that serves as an alternative to the personal computer. Each is typically installed near telephone lines, network connections, or other communication lines. In the event of a power outage or brownout, the unit will automatically reboot and continue operation without human interference.

Our current X-Gate(TM) models incorporate a modem interface, an ethernet interface, and wireless interfaces. Equipment that is concentrated in a single location can be hardwired directly to the X-Gate(TM). In situations where the equipment is impractical to hardwire or spread over a wide area, X-Nodes(TM) can be linked together in substantial numbers to an X-Gate(TM) through our wireless technologies. We have developed three different versions of our X-Gate(TM) which provide different levels of functionality depending on a customer's specific needs. Two such versions are geared toward industrial applications and the third supports energy management systems, including commercial and residential sites

         The X-Gate(TM) is illustrated below:

                                 [ILLUSTRATION]


X-traWeb Internet Access Servers

We offer our customers the option to use our web servers to host their data in a secure co-location in the Denver Colorado area.

Radios

Spread spectrum radio technology has been used since the 1940s, limited mostly to military applications. Recently, an increased interest in spread spectrum modulation and its advantages has emerged, particularly concerning low-power, high-density personal communication devices. Because they are unlicensed, spread spectrum systems usually cost much less to install and troubleshoot than narrow band systems. In addition, spread spectrum modulation has the advantages of low probability of intercept, low probability of detection, low probability of interference and resistance to jamming.

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

We currently offer three radios for sale. These products represent our legacy product line, which we have offered continuously over the past several years.

Our line of 900 MHZ spread spectrum radios includes the 900 SS Hopper, a frequency hopping spread spectrum radio that offers reliable communications in a variety of environments. The Hopper features transmission speeds of up to 56 kilobytes per second and a range of up to 25 miles, line of sight, depending upon conditions and antenna selection. This radio received an award as the "best of show" in 1999 at a trade show in Baltimore, Maryland.

In addition, the 900 SS MicroHopper - a miniature version of the Hopper - offers a smaller form-factor and lower power-consumption for short range applications. Measuring just 2.2 inches by 1.75 inches, the MicroHopper is suited for applications where size and cost are important considerations.

Both frequency hopping spread spectrum radios employ our proprietary encrypting technology. This coding technology is a major innovation in wireless communications, which substantially reduces the overhead inherent in other coding methods. It adds security, increases throughput efficiency and provides faster effective communications speeds at a much lower cost.

We also offer the 900 SS Direct - either as a direct sequence or frequency-hopping combined transmitter and receiver (i.e. a transceiver), capable of transmitting data up to 40 kilometers, line of sight.

Antennas

         We also manufacture and sell antennas. Our Gonic, New Hampshire based subsidiary, TWC Ltd., maintains approximately 80 different design executions of specialty antennae for use in law enforcement, marine, and custom applications.

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

Direct Sales Organization

During the early launch stages of our sales efforts, our senior management is directly participating in, as well as providing overall management for, the sale of our X-traWeb(TM) products and services. A target market oriented, direct sales management organization has been established to manage separate marketing teams which have responsibility for specific industry sectors. The core team manages the activities of outside marketing partners, including value-added resellers and information technology consultants. We also engaged independent commission agents to market our products in the energy and other targeted markets.

As we expand our operations, we plan to hire additional sales personnel, or engage additional independent commission agents, to cover new markets and augment the services of sales and marketing personnel in certain larger markets.

Strategic Marketing Alliances

As an integral part of our marketing program, we are establishing strategic marketing alliances with outside companies that have strong influence within the respective target markets for our X-traWeb(TM) products and services. We will seek to align ourselves with partners that are capable of substantially accelerating our penetration of a target market or of adding material value to our marketing program through the reduction of costs, managerial infrastructure, and other economic advantages. We have implemented a sales plan targeting and pursuing prospective customers through organizations such as management consulting firms, computer networking consultants and value-added resellers.

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

We anticipate spending approximately $370,000 to execute the marketing and promotions plan during 2001.


RESEARCH AND DEVELOPMENT

    We invest significantly in research and development activities. These activities consist of development of our proprietary radio and X-traWeb(TM) products.

    We will continue to engage in research and development activities for our own products. Current and future projects include developing new spread spectrum transceivers in the 2.4GHz band, improving X-traWeb(TM) products to enable plug-and-play developer kits, and improving X-traWeb(TM) components such as the X-traCam, a camera that captures video images and transmits them to the internet without the use of a personal computer where they can be viewed using a standard browser, and similar projects.


MANUFACTURING

Until December 31, 1999, we also performed manufacturing services for other manufacturers and vendors of medical, communications, computer graphics and consumer electronic products at our Salt Lake City manufacturing facility, and sold antennas from our Gonic, New Hampshire facility.

We discontinued our direct manufacturing operations effective as of December 31, 1999, and now conduct our manufacturing activities for our own products through third parties (except antennas which we manufacture directly). These third-party manufacturers include a Taiwan based company and several domestic manufacturers.


CONTRACT DESIGN AND DEVELOPMENT

     General

At the present time, we are not seeking design and development service contracts except in "partnering" situations in which we would have an ownership interest in the products and/or technology which are the subject of the contract and which promote the sale of our proprietary products, such as our X-traWeb(TM) products. For example, we typically provide certain engineering services for the application of our X-traWeb(TM) products for use in a specific application or applications desired by a vending machine manufacturer or a manufacturer of fast-food restaurant equipment or for installation in the monitoring of a gas pipeline or the control system in a refrigeration storage unit or office management system.

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

During 2000, $447,049, or about 98.0% of the $457,194 royalty income we recognized was earned under this contract and we will not receive any further royalties therefrom since such contract expired in September, 2000.

In 1998, we also entered into an agreement with KME to develop a key wireless radio frequency ("RF") transmitter/receiver utilized in KME's new 5.7GHz MicroCast(TM). The MicroCast is a convergence appliance that allows home personal computers to distribute and control personal computer-based interactive media and Internet content using a standard TV set. The MicroCast enables consumers to control their personal computer remotely using a keyboard, joystick, and/or mouse from other rooms in the home. Two of the three-piece system use our designs for the video and audio baseband and the 5.7GHz RF technology, the newest and highest performance RF technology available to consumers today.

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

A key element of our competitive strategy is to align our self with major manufacturers by developing proprietary products or technology or market leaders that can be incorporated into its "partner manufacturers" products. We currently have a marketing alliance with Texaco Natural Gas Inc., Cooperative ConNEXTions, LLC to market our X-traWeb products in the United States and with Audiotel S.p.A. for marketing such products in Italy. We previously licensed low-cost spread spectrum technology for use in certain products sold by Panasonic (which agreement expired in September, 2000) and entered into a VAR Agreement with Motorola, Inc. to sell its MOSCAD Remote Terminal Units. We also believe that our agreements with KME (i.e., Panasonic), and Motorola, illustrate the manner in which we can "partner" with much larger, established companies to access mass markets for our proprietary wireless communications products and technology.

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


PATENTS AND INTELLECTUAL PROPERTY

We believe that reliance upon trade secrets, copyrights and unpatented proprietary know-how in conjunction with the development of new products is at least as important as patent protection in our business since most patents provide fairly narrow protection, and are of limited value in areas of rapid technological change. Further, patents require public disclosure of information that may otherwise be subject to trade secret protection. We presently own two United States patents covering antenna technology, and have a United States patent which covers "spread spectrum" demodulation technology. "Spread spectrum" communication is a method for transmitting and receiving coded information that is resistant to interference due to the fact that the transmission is spread over a large bandwidth. This method requires, however, that both the transmitter and the receiver have the same spreading code (i.e., a pre-determined, fixed pattern) used to spread the information over the larger bandwidth. The purpose of the technology covered by our spread spectrum patent is to recover and remove the spreading code from a transmission signal, and thus obtain the original information, in a simpler, less expensive manner.

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

In addition, during 1998 we filed a United States patent application for each of two separate software codes. Furthermore, during 2000, we filed at least four U.S. patent applications on various operating aspects of the X-traWeb(TM) system, although we cannot assure you that any patents will be issued to us.

Williams Wireless, Inc. raised a claim that we violated the non-competition provisions of their agreements by allegedly marketing X-traWeb(TM) products in the telemetry meter reading applications. We, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with us. While we believed that Williams' claim was properly disputable, the parties orally agreed to enter into a settlement agreement and mutual release. On March 8, 2000, before such settlement agreement was concluded, Williams sold substantially all of its assets and business, including its agreements with us, to an unrelated party, Internet Telemetry Corp., and thereafter we resolved this dispute amicably.

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


HISTORY

For a description of our history, our subsidiaries, and predecessors, see the prospectus dated February 18, 1998 filed with the Securities and Exchange Commission. We formed X-traWeb Inc. as our wholly-owned Delaware subsidiary in May 1999.


ITEM 2.   PROPERTIES

As of December 31, 2000, our executive offices and principal administrative offices are located at 5670 Greenwood Plaza Boulevard, Greenwood Village, Colorado in approximately 10,441 square feet of space which is leased at a monthly cost of $18,594 for base rental and allocable common area maintenance charges. We also pay for certain utility expenses. The five-year lease for these premises expires on December 31, 2005.

We also maintain small leased offices in Overland Park, Kansas of approximately 2,850 square feet at a monthly rent of $3,444 and in Gonic, New Hampshire of approximately 5,000 square feet at a monthly rent of $1,700.

We believe that our facilities are satisfactory for our present scale of operations.

We have obligations under various equipment leases which are not material.

ITEM 3.   LEGAL PROCEEDINGS

On February 20, 2001 the Pinnacle Fund L.P., Barry M. Kitt and Tom and Denise Hunse filed a lawsuit against us with respect to the purchase of a total of 230,000 shares of our common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of our failure to file a registration statement on or before December 31, 2000. The lawsuit is currently pending in the United States District Court for the District of Utah. The parties are currently working on discovery and related matters. We believe that we have meritorious defenses to such action and intend to prosecute our defenses vigorously, but ther can be no assurances as to the outcome thereof.


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


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our shares of Common Stock are traded on the American Stock Exchange under the symbol "XWC". The high and low per share price of the shares of our Common Stock and the dividends that were paid thereon for 1999 and 2000 were as follows:

                              1999                        2000
                     ----------------------     ------------------------
QUARTER              HIGH   LOW    DIVIDEND     HIGH     LOW    DIVIDEND
-------              ----   ----   --------     -----   -----   --------
   1st               2.06   1.75      $0        7.875   2.875     $0
   2nd               1.88   1.50       0        5.25    2.50       0
   3rd               1.69   1.00       0        4.375   2.625      0
   4th               4.31   1.44       0        3.75    1.375      0

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

                                                        DECEMBER 31,
                            ---------------------------------------------------------------------
                                2000          1999           1998           1997          1996
                            -----------   -----------    -----------    -----------   -----------
Current Assets              $ 4,151,263   $ 1,960,930    $ 1,725,770    $ 1,529,804   $   328,551

Net Equipment                   575,475       192,252      1,038,645      1,133,263       327,022

Other Assets                    243,149       425,032      1,372,175      7,469,957         7,469
                            -----------   -----------    -----------    -----------   -----------
Total Assets                $ 4,969,887   $ 2,578,214    $ 4,136,590    $10,133,024   $   663,042
                            ===========   ===========    ===========    ===========   ===========
Current Liabilities         $   944,499   $ 6,087,067    $ 5,053,628    $ 1,815,903   $   203,351

Long-Term Liabilities             9,633        21,459         84,968         24,275        44,808

Mandatorily Redeemable
 Preferred Stock                     --       950,000             --             --            --

Stockholders' Equity
(Deficit)                     4,015,755    (4,480,312)    (1,002,006)     8,292,846       414,883
                            -----------   -----------    -----------    -----------   -----------
Total Liabilities and
 Stockholders' Equity
 (Deficit)                  $ 4,969,887   $ 2,578,214    $ 4,136,590    $10,133,024   $   663,042
                            ===========   ===========    ===========    ===========   ===========



                                                           FOR THE YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                    2000(AS         1999(AS         1998(AS         1997(AS
                                   RESTATED)       RESTATED)       RESTATED)       RESTATED)         1996
                                 ------------    ------------    ------------    ------------    ------------
Sales                            $  1,714,833    $  3,566,307    $  4,309,691    $  2,913,429    $    618,505
Cost of Sales                       1,213,427       3,331,925       3,751,607       2,116,934         662,184
                                 ------------    ------------    ------------    ------------    ------------
Gross Profit (Loss)                   501,406         234,382         558,084         796,495         (43,679)
                                 ------------    ------------    ------------    ------------    ------------

Total Operating Expenses            5,591,861       9,563,963      11,554,560       9,817,283       1,882,836
                                 ------------    ------------    ------------    ------------    ------------

Net Loss From Operations           (5,090,455)     (9,329,581)    (10,996,476)     (9,017,788)     (1,926,515)

  Interest expense                   (132,586)     (3,556,097)     (1,813,208)        (43,779)     (1,310,142)
  Other income                        648,537          26,662         343,625           9,692              --
                                 ------------    ------------    ------------    ------------    ------------
Net Loss                           (4,574,504)    (12,859,016)    (12,466,059)     (9,051,875)     (3,236,657)

Preferred Dividends                     6,400       1,000,658              --              --              --
                                 ------------    ------------    ------------    ------------    ------------
Net Loss Applicable to
 Common Shares                   $ (4,580,904)   $(13,859,674)   $(12,466,059)   $ (9,051,875)   $ (3,236,657)
                                 ============    ============    ============    ============    ============
Basic and Diluted Loss
 Per Common Share                $      (0.16)   $      (0.80)   $      (1.11)   $      (0.98)   $      (1.03)
                                 ============    ============    ============    ============    ============
Weighted Average
 Number of Common
 Shares Used in Per
 Share Calculation                 29,447,488      17,308,258      11,189,603       9,217,158       3,141,613
                                 ============    ============    ============    ============    ============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2000, the Company concluded that certain stock options granted under the Company's 1997 and 1998 Employee Incentive Stock Option Plans (the "Plans") should have been accounted for as variable plan options and determined that the consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 should be restated. In addition, the Company has made certain reclassifications to the statements of operations for 2000, 1999 and 1998. These reclassifications did not effect net loss per share for any of the years presented. The following Management's Discussion and Analysis of Results of Operations and Financial Condition gives effect to the restatement.

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

    The following discussion should be read in conjunction with our Consolidated Financial Statements and respective notes thereto, and Selected Consolidated Historical Financial Data.

RESULTS OF OPERATIONS

2000 TO 1999

    We incurred a net loss applicable to common shares of $4,580,904 for 2000, or a $0.16 loss per share, compared to a net loss applicable to common shares of $13,859,674 or a $0.80 loss per share, for 1999. This represents an improvement in 2000 of $9,278,770, or 66.9%, over 1999 financial results.

    Sales for 2000 totaled $1,714,833 compared to $3,566,307 during 1999, or a decrease of $1,851,474 or 52%, which resulted from a change in the strategic direction of our activities, i.e., our discontinuation of virtually all of our manufacturing activities and the commencement of our sale of X-traWeb(TM) products. During the comparative years of 2000 and 1999, we derived our revenue as follows:

                       FOR THE YEAR ENDED DECEMBER 31,
------------------------------------------------------------------
  SUMMARY OF REVENUE BY ACTIVITY:            2000          1999
------------------------------------      ----------    ----------
X-traWeb(TM)                              $  450,604    $       --
Radio products                               690,377       789,167
Corporate                                    573,852     2,777,140
                                          ----------    ----------
         Total Revenue                    $1,714,833    $3,566,307
                                          ==========    ==========

    During 2000, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line, and abandoned our contract and in-house manufacturing activities. Of the $450,604 in revenue derived from the X-traWeb(TM) product line, $243,730 resulted from engineering design services related to p.roof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services.

    Our business strategy continues to include revenue from radio products, which totaled $690,377 for 2000, compared to $789,167 for 1999, a decrease of $98,790 or 12.5%.

    Contract manufacturing revenue decreased by $2,120,407 or 94.8% as the result of our exit from this activity (except for the manufacture of antennas). Finally, royalties contributed $457,194 of the $573,852 in revenue during 2000, or 79.7%, compared to $540,075 of $2,777,140, or 19.4% for 1999, a decrease of
$82,881 or 15%. Since the license agreement with our primary customer expired by its terms in September, 2000, royalty income dropped sharply during the fourth quarter of 2000. During 2000, $447,049, or about 98.0% of the $457,194 royalty income we recognized was earned under this contract and we will not receive any further royalties there from. Revenues related to contract manufacturing and royalties are reported under Corporate in the table above. The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued.

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

    Our cost of sales for 2000 compared to 1999 declined to $1,213,427 in 2000 from a total of $3,331,925 in 1999, or a reduction of $2,118,498 or 63.6%. The resulting gross profit was $501,406, or 29.2% of sales, for 2000 compared to $234,382, or 6.6%, for 1999. This represents an improvement of 22.6% in gross profit margin percentage for the comparable periods. The improvement in gross margin is expected to continue as we shift towards higher profit margin business.

    Our research and development expenses increased to $1,483,365 from $1,318,963, or by $164,402, or 12.5%, for the comparable twelve month periods ended December 31, 2000 versus December 31, 1999. These costs continue to relate to the ongoing application development of the X-traWeb(TM) propriety technology in 2000.

    Our total selling, general, and administrative expenses amounted to $5,614,732 for 2000 compared to $5,192,902 for 1999, representing an increase of $421,830, or 8.1%. Selling and marketing expenses increased by $877,960, or 74%, during 2000 over 1999 and represents a significant increase in advertising, promotion, and sales related travel to market our X-traWeb(TM) products as discussed above. Total general and administrative expenses for the comparable December 31, 2000 and December 31, 1999 period decreased by $456,130, or about 11.3%, and resulted from (1) a decrease in compensation expense related to stock options accounted for as variable options totaling $1,113,775, (2) a decrease in depreciation of $445,472, or 77.7%, and (3) a savings of $183,000,or 53.7%, in facilities rent due to the termination of the Salt Lake City lease. These expense savings were substantially offset by (1) an increase in corporate travel related expenses of $366,460 for promotion of X-traWeb(TM) products, the opening of the X-traWeb Europe offices, and other international business opportunities, and (2) increases of $865,864 in compensation and benefits, new stock exchange fees expense for the American Stock Exchange of $35,167, and an increase in the provision for doubtful accounts receivable of $84,339.

    Expenses for 2000 were reduced by $1,677,668 as the result of the reversal of previously accrued manufacturing exit costs. The favorable settlement of the lease obligation on our Salt Lake City, Utah manufacturing and office facilities resulted in a recovery of $1,598,342. An additional $79,326 was recovered as the result of the sale of manufacturing equipment to a third party. Total manufacturing exit costs recognized in 1999 were $2,210,023.

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


1999 COMPARED TO 1998

    We incurred a net loss applicable to common shares of $13,859,674 for 1999 or $0.80 loss per share, compared to a net loss applicable to common shares of $12,466,059 or a $1.11 loss per share, for 1998.

    Sales for 1999 totaled $3,566,307 compared to $4,309,691 of sales during 1998, or a decrease of $743,384 or 17.2%. During the comparative years for 1999 and 1998, we derived our revenue as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------
  SUMMARY OF REVENUE BY ACTIVITY:             1999                   1998
                                           ----------             ----------
Radio products                             $  789,167             $  586,000
Corporate                                   2,777,140              3,723,691
                                           ----------             ----------
         Total Revenue                     $3,566,307             $4,309,691
                                           ==========             ==========

    In 1999, our principal source of resources was from our contract and cable manufacturing activities, while in 1998 our principal source of resources was a design and development contract with Williams Telemetry, a Williams company, in the amount of $2,664,000. Revenues related to these activities are reported under Corporate in the table above. The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued.

    Gross profit in 1999 was $234,382 compared to $558,084 during the comparable period during 1998, which represents 6.6% and 13% of sales respectively.

    We reduced our research and development costs by $1,860,594 from $3,179,557 in 1998 to $1,318,963 in 1999, primarily by reducing the number of our employees and related expenses. While we similarly reduced the number of our general and administrative employees, including sales and marketing, and related expenses in 1999, our total selling, general and administrative expenses increased from $2,397,995 in 1998 to $5,192,901 in 1999 primarily as the result of compensation expense adjustments recognized on various stock options, accounted for as variable options, granted to employees.

    During the fourth quarter of 1999, we executed a plan to focus our efforts on the X-traWeb(TM) product line and abandon our contract and in-house manufacturing activities. As a result of this decision, we recognized $2,210,023 in manufacturing activity exit costs. These costs consisted of the impairment of all equipment used in the manufacturing process and the remaining rent obligation of the abandoned Salt Lake City facility. In addition, the related patents and goodwill associated with our manufacturing activities were impaired. We terminated our liability for the Salt Lake City facility in the first quarter of 2000, as discussed above.

    The amortization and impairment of goodwill decreased from $5,977,008 for 1998 to $842,076 for 1999. The decrease was due to the $4,722,425 impairment of goodwill related to our February 1997 acquisition of Digital Radio Communications Corporation recognized in the third quarter of 1998, compared to $641,679 impairment of goodwill related to the October 1997 acquisition of TWC Ltd., recognized in the fourth quarter of 1999.

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

    Our liquidity increased slightly due to changes in operating assets and liabilities during the course of the year 2000. For the year ended December 31, 2000, the net change in operating assets and liabilities generated net cash flow of $280,687 compared to a net increase of cash for the year ended December 31, 1999 of $278,952. The primary reasons for the net increase in cash flow during 2000 were decreases in accounts receivable levels of $194,978, which were offset in part by cash flow used to increase inventory by $356,261, increase pre-paid expenses and other assets by $50,516, and reduce other accrued liabilities (net of accrued lease obligation terminated during 1999) of $62,129. For the year ended December 31, 1999 accounts receivable increased and accounts payable decreased by $413,384 and $434,528, respectively, resulting in total net cash flow used of $847,912.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements on December 3, 1999. This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company believes revenue for the year ending December 31, 2000, 1999 and 1998 is recognized in a manner consistent with the criteria specified in the bulletin.

    The Financial Accounting Standards Board issued FASB No. 133-Accounting for Derivative Instruments and Hedging Activities which, as amended, is effective for all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect the adoption of FASB No. 133 to have a material impact on the Company's financial condition or operations.


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

    The Company has a history of net losses and negative cash flows. Although we expect our current business prospects will yield significant revenues, with margins adequate to support our profitability and positive cash flow, we can not be assured of such result. If such prospective sales are delayed, or do not materialize, we will continue to operate at a loss, and additional financing would be required to fund our continuing operations.

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

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and directors at December 31, 2000 were as follows:

         NAME                         AGE                   POSITION
 -----------------------    -------------          ------------------------
 David D. Singer                      51           Chairman of the Board of Directors,
                                                   President, Chief Executive Officer
                                                   and a Director

 Charles Taylor                       51           Director

 Malcolm P. Thomas                    50           Director


 Donald I. Wallace                    56           Director, Executive Vice President
                                                   and President of X-traWeb, Inc.

 M. Robert Carr                       57           Director

 Roger D. Leclerc                     50           Vice President and Chief Financial
                                                   Officer(1)

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

    Charles Taylor - Mr. Taylor was elected one of our Directors in July, 1999 and was elected as a member of our Audit, Compensation and Stock Option Committees on November 11, 1999. During the period from 1995 through December 31, 2000, Mr. Taylor was a senior investment advisor with Amerindo Investment Advisors based in New York City and is a senior member of a team that manages approximately $4 billion in growth portfolios, including the Amerindo Technology Fund. Prior to such period, Mr. Taylor served as a technology analyst with several major investment banking firm. Mr. Taylor is now self-employed.

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

    M. Robert Carr - Mr. Carr was elected one our Directors on April 26, 2000 and was elected as a member of our Audit Committee on such date. During the period from 1995 to the present, Mr. Carr has served as a principal of the Carr Company, a management and policy consulting from based in Washington, D.C. Mr. Carr's current clients include General Motors Corp. and United Airlines. Previously Mr. Carr served as a United States Congressman from the State of Michigan during the period from 1975 to 1993. There he served as Chairman of the House Transportation Subcommittee. He also served on the House Armed Services, Judiciary and Interior and Insular Affairs Committees.

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

                           Summary Compensation Table

                                            ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                   -----------------------------------   -----------------------------------
                                                                                  AWARDS            PAYOUTS
                                                                         ----------------------   ----------
                                                             OTHER       RESTRICTED                               ALL
        NAME AND                                             ANNUAL         STOCK      OPTIONS       LTIP        OTHER
   PRINCIPAL POSITION      YEAR     SALARY      BONUS     COMPENSATION    AWARDS($)   /SARS(#)    PAYOUTS($)  COMPENSATION
-----------------------    -----   ---------   --------   ------------   -----------  ---------   ----------  -------------
David D. Singer(1)(2)       2000   $ 205,571      --           --            --             --        --
President                   1999     151,653      --           --            --        400,000        --
                            1998     143,530      --           --            --             --        --

Donald I. Wallace(1)(2)     2000     148,052      --           --            --             --        --
President, X-traWeb, Inc.   1999     127,993      --           --            --        220,000        --
                            1998     124,809      --           --            --             --        --

----------
(1) Neither Mr. Singer nor Mr. Wallace received compensation reportable as "Other Annual Compensation" which exceeded 10% of his salary in 2000.

(2) Mr. Singer is the Chairman and Mr. Wallace is the President of X-traWeb, Inc., our wholly-owned Delaware subsidiary formed in 1999.

    The following table sets forth certain information regarding options owned by Messrs. Singer and Wallace at December 31, 2000:

    Aggregated Option Exercises in Last Fiscal Year and Options Values

                                                           NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXPIRED
                                                                 UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS/SARS
                                                                AT FISCAL YEAR-END(#)            AT FISCAL YEAR-END($)
                      SHARES ACQUIRED                      -------------------------------   ------------------------------
       NAME           ON EXERCISE(#)   VALUE REALIZED($)   UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE      EXERCISABLE
-----------------    ----------------  -----------------   -------------       -----------   -------------      -----------
David D. Singer             --               --             240,000(1)         210,000(2)       $    --                --
Donald I. Wallace           --               --             152,000(3)          68,000(4)       $20,000             5,000


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Set forth below is information as of December 31, 2000 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to us who own more than 5% of our shares of Common Stock:

    NAME AND ADDRESS OF
     BENEFICIAL OWNER                    NUMBER OF SHARES(1)         PERCENT OF CLASS(2)
-------------------------               ------------------           -------------------
Michael Lauer                                7,295,853(3)                    23.4
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Offshore Inc.                         4,880,662(4)                    15.6
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Partners, LP                          2,305,650(4)                     7.4
375 Park Avenue
Suite 2006
New York, NY 10022

Orbiter Fund Ltd.                              109,600(4)                      *
375 Park Avenue
Suite 2006
New York, NY 10022

RUSP Holdings S.A.                           2,500,000(5)                     9.3
C.So. Dante, Turin, Italy

Elkron International S.p.A.                    650,000(5)                     2.1
Via Carducci
Turin, Italy

Tanalux S.A.                                   350,000(5)                     1.1
5 Rue Emil
Bian L-1235
Luxembourg

Pensionskassee Der Siemens                   1,697,994                        5.4
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

(3) Of these shares, none is owned by Mr. Lauer in street name; 4,880,662 are held directly and of record by Lancer Offshore, Inc.; 2,305,650 are held directly and of record by Lancer Partners, LP; and 109,541 are held directly and of record by The Orbiter Fund Ltd. Mr. Lauer is believed to control the voting and disposition of these shares by virtue of being the investment manager for these entities. He is also the general partner of Lancer Partners LP.

(4) Michael Lauer is deemed to be an indirect beneficial owner of these shares.

(5) Dr. Ferruccio Commetto is believed to control the voting and the disposition of the shares owned by the three foreign corporations by virtue of his being the president thereof.

    (b) Set forth below is information as of December 31, 2000 pertaining to ownership of our shares of Common Stock by all of our directors and executive officers:

(i) NAME AND ADDRESS OF NUMBER OF        NUMBER OF
          BENEFICIAL OWNER               SHARES(1)         PERCENT OF CLASS(2)
-----------------------------------      ---------         -------------------
David D. Singer, President, Chief          439,500(3)            1.4
Executive Officer and Director
World Wireless Communications, Inc.
5670 Greenwood Plaza Boulevard
Suite 340
Englewood, Colorado 80111

Donald I. Wallace, Executive Vice           92,000                 *
President -- Telemetry and SCADA
4412 Orofino Place
Castle Rock, CO 80104

Charles Taylor                              10,000(4)              *
World Wireless Communications, Inc.
5670 Greenwood Plaza Boulevard
Suite 340
Englewood, Colorado 80111

Malcolm P. Thomas                           12,000(4)              *
Building Technology Engineers
1560 Brookhollow Drive
Suite 220
Santa Ana, CA 92705

M. Robert Carr                               9,000(5)
815 Connecticut Avenue, N.W
Washington D.C. 20006

(ii) All Directors and
     Executive Officers as
     a Group                               562,500               1.8


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

    WORLD WIRELESS COMMUNICATIONS, INC. (Registrant)

Dated: January 9, 2002              By: /s/ David D. Singer
                                    -----------------------------
                                    David D. Singer, Chairman of the Board
                                    of Directors, President and Chief
                                    Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                              TITLE                        DATE
-----------------------           -----------------------------        ---------
   /s/ David D. Singer            Chairman of the Board                January 9, 2002
----------------------            of Directors, President,
       David D. Singer            Chief Executive Officer,
                                  and Director

   /s/ M. Robert Carr             Director                             January 9, 2002
---------------------
       M. Robert Carr

   /s/ Charles Taylor             Director                             January 9, 2002
---------------------
       Charles Taylor

  /s/ Malcolm P. Thomas           Director                             January 9, 2002
-----------------------
      Malcolm P. Thomas

  /s/ Donald I. Wallace           Director                             January 9, 2002
-----------------------
      Donald I. Wallace

  /s/ Robert Hathaway             Vice President - Finance and         January 9, 2002
---------------------             Chief Financial Officer,
      Robert Hathaway             (Principal Financial Officer
                                  and Principal Accounting Officer)

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS                                              PAGE
                                                               ----
Independent Auditors' Report                                   F-2

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

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999, and 1998                              F-7

Notes to Consolidated Financial Statements                     F-8

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders World Wireless Communications, Inc. Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of World Wireless Communications, Inc. (the Company) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wireless Communications, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the accompanying 2000 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP Denver, Colorado
April 9, 2001
(December 20, 2001 as to Note 16)

        HANSEN, BARNETT & MAXWELL
        A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

    Member of AICPA Division of Firms                    (801) 532-2200
             Member of SECPS                           Fax (801) 532-7944
Member of Summit International Associates         345 East Broadway, Suite 200
                                                 Salt Lake City, Utah 84111-2693
                                                         www.hbmcpas.com




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

As discussed in Note 16 the consolidated financial statements, the accompanying 1999 and 1998 consolidated financial statements have been restated

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 15, 2000, except for Note 16,
  As to which the date is December 20, 2001

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                         -----------------------------------
                                                                              2000                1999
                                                                         ---------------     ---------------
                                                                           (AS RESTATED,      (AS RESTATED,
                                                                            SEE NOTE 16)       SEE NOTE 16)
                                   ASSETS
Current Assets
  Cash                                                                   $     3,097,624     $       893,849
  Investment in securities available for sale                                     19,109             130,403
  Trade receivables, net of allowance for
   doubtful accounts                                                             347,218             723,355
  Other receivables                                                               57,345                 584
  Inventory                                                                      558,076             201,815
  Prepaid expenses                                                                71,891              10,924
   Total Current Assets                                                        4,151,263           1,960,930
Equipment, net of accumulated depreciation                                       575,475             192,252
Goodwill, net of accumulated amortization                                        214,286             385,718
Other Assets, net of accumulated amortization                                     28,863              39,314
                                                                         ---------------     ---------------
Total Assets                                                             $     4,969,887     $     2,578,214
                                                                         ===============     ===============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Trade accounts payable                                                 $       540,899     $       547,978
  Accrued liabilities                                                            371,149             338,112
  Other liabilities                                                               13,077                  --
  Accrued lease obligation on abandoned
   office and manufacturing facility                                                  --           1,756,924
  Notes payable                                                                       --           3,324,827
  Obligations under capital lease -
   current portion                                                                19,374             119,226
                                                                         ---------------     ---------------
   Total Current Liabilities                                                     944,499           6,087,067
                                                                         ---------------     ---------------
Long-Term Obligations Under Capital Lease                                          9,633              21,459
                                                                         ---------------     ---------------
Mandatorily Redeemable 10% Preferred Stock -
 $0.001 par value; 1,000,000 shares authorized; 950 shares designated mandatorily redeemable; 0 and 950 shares issued and outstanding;
 liquidation preference of $0 and $1,000,658                                                 --             950,000
                                                                         ---------------     ---------------
Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 50,000,000
  shares authorized; issued and outstanding:
  31,208,847 shares in 2000 and 21,250,016
  shares in 1999                                                                  31,209              21,250

 Additional paid-in capital                                                   46,500,157          33,394,207
Receivable from shareholders                                                          --             (66,829)
 Accumulated deficit                                                         (42,458,847)        (37,884,343)
 Accumulated other comprehensive income (loss)                                   (56,764)             55,403
                                                                         ---------------     ---------------
   Total Stockholders' Equity (Deficit)                                        4,015,755          (4,480,312)
                                                                         ---------------     ---------------
Total Liabilities and Stockholders' Equity (Deficit)                     $     4,969,887     $     2,578,214
                                                                         ===============     ===============

    The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                              2000               1999                1998
                                        ---------------     ---------------     ---------------
                                         (AS RESTATED,       (AS RESTATED,      (AS RESTATED,
                                          SEE NOTE 16)        SEE NOTE 16)       SEE NOTE 16)
REVENUES:
Services                                $       360,388     $       867,451     $     3,009,416
Royalties                                       457,194             540,075                  --
Product sales                                   897,251           2,158,781           1,300,275
                                        ---------------     ---------------     ---------------
Total revenues                                1,714,833           3,566,307           4,309,691

COST OF SALES:
Services                                        460,005             500,070           2,275,448
Products                                        753,422           2,426,389           1,476,159
Inventory write-down                                 --             405,466                  --
                                        ---------------     ---------------     ---------------
Total cost of sales                           1,213,427           3,331,925           3,751,607
                                        ---------------     ---------------     ---------------

Gross profit                                    501,406             234,382             558,084

Operating Expenses
 Research and development                     1,483,365           1,318,963           3,179,557
 Selling, general and administrative          5,614,732           5,192,901           2,397,995
 Manufacturing activity exit costs           (1,677,668)          2,210,023                  --
 Impairment of goodwill and patents                  --             641,679           4,722,425
 Amortization of goodwill                       171,432             200,397           1,254,583
                                        ---------------     ---------------     ---------------
   Total operating expenses                   5,591,861           9,563,963          11,554,560
                                        ---------------     ---------------     ---------------
Loss from operations                         (5,090,455)         (9,329,581)        (10,996,476)

Other income (expense)
 Interest expense                              (132,586)         (3,556,097)         (1,813,208)
 Other income                                   648,537              26,662             343,625
                                        ---------------     ---------------     ---------------
Net loss                                     (4,574,504)        (12,859,016)        (12,466,059)

Preferred dividends                               6,400           1,000,658                  --
                                        ---------------     ---------------     ---------------
Loss applicable to common shares        $    (4,580,904)    $   (13,859,674)    $   (12,466,059)
                                        ===============     ===============     ===============
Basic and diluted loss per
Common share                            $         (0.16)    $         (0.80)    $         (1.11)
                                        ===============     ===============     ===============
Weighted average number of common

Shares used in per share calculation         29,447,488          17,308,258          11,189,603
                                        ===============     ===============     ===============






   The accompanying notes are an integral part of these financial statements.

             WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                       UNEARNED
                                                                      COMMON STOCK                ADDITIONAL        COMPENSATION
                                                         ------------------------------------      PAID-IN         AND SHAREHOLDER
                                                              SHARES               AMOUNT           CAPITAL          RECEIVABLE
                                                         ----------------    ----------------  ----------------   ----------------
Balance - December 31, 1997                                    10,225,260              10,225        20,746,944            (18,409)

Comprehensive Loss:
 Net loss (As restated, see Note 16)                                   --                  --                --                 --

 Decrease in realized gain  on securities                              --                  --                --                 --
   Comprehensive Loss for the Year (As restated,
 see Note 16)
   Compensation adjustment relating to stock options                   --                  --        (1,677,759)

Shares issued for cash                                          2,721,258               2,721         2,410,353                 --

Beneficial conversion feature of
 notes payable                                                         --                  --           374,172                 --

Exercise of stock options for cash and
 a promissory note                                                435,051                 435           191,307            (48,420)

Shares issued for services                                        443,831                 444           404,587                 --

Acquisition of technology                                          65,000                  65           324,935                 --

Shares and warrants issued for interest                            30,000                  30         1,239,043                 --
                                                         ----------------    ----------------  ----------------   ----------------
Balance - December 31, 1998 (As restated, see Note 16)         13,920,400              13,920        24,013,582            (66,829)
Comprehensive Loss:
 Net loss (As restated, see Note 16)                                   --                  --                --                 --

 Decreased realized gain on securities                                 --                  --                --                 --

   Comprehensive  Loss for the Year (As  restated,  see
 Note 16)
Compensation adjustment relating to stock options                      --                  --           643,833

Shares issued for cash                                          5,612,000               5,612         5,018,661                 --

 Conversion of note payable and accrued interest                  893,698                 894           892,804                 --

Beneficial conversion feature of
 note payable                                                          --                  --            81,517                 --

Shares issued for services                                        120,841                 121           231,265                 --

Shares and warrants issued for defaults
 and interest on notes payable                                    450,000                 450         2,075,032                 --

Warrants issued for services                                           --                  --           425,155                 --

Exercise of warrants for cash                                     253,077                 253            63,016                 --

Preferred dividends                                                    --                  --        (1,000,658)                --
Warrants granted on issuance of
 Preferred stock                                                       --                  --           950,000                 --
                                                         ----------------    ----------------  ----------------   ----------------
Balance - December 31, 1999 (As restated, see Note 16)         21,250,016              21,250        33,394,207            (66,829)

Comprehensive Loss:
 Net loss (As restated, see Note 16)                                   --                  --                --                 --

Decrease in unrealized gain
   on securities                                                       --                  --                --                 --

Adjustment from foreign currency
  Translation                                                          --                  --                --                 --

Comprehensive Loss for the Year (As restated, see Note 16)

  Compensation adjustment relating to stock options                    --                  --          (382,364)                --

Shares issued for cash, net of placement
 fees of $1,512,782                                             4,548,667               4,549        12,128,669                 --

Exercise of warrants                                            5,393,690               5,394         1,343,029                 --

Cashless exercise of stock options                                 16,474                  16            23,016                 --

Preferred dividends                                                    --                  --            (6,400)                --

Write-off of receivable                                                --                  --                --             66,829
                                                         ----------------    ----------------  ----------------   ----------------
Balance - December 31, 2000 (As restated, see Note 16)         31,208,847    $         31,209  $     46,500,157   $             --
                                                                                                         TOTAL
                                                                                    OTHER            STOCKHOLDERS'
                                                              ACCUMULATED        COMPREHENSIVE           EQUITY
                                                                DEFICIT             INCOME              (DEFICIT)
                                                           ----------------    ----------------    ----------------
Balance - December 31, 1997                                     (12,559,268)            113,354           8,292,846
                                                                                                   ----------------
Comprehensive Loss:
 Net loss (As restated, see Note 16)                            (12,466,059)                 --         (12,466,059)

 Decrease in realized gain  on securities                                --             (50,706)            (50,706)
                                                                                                   ----------------
   Comprehensive Loss for the Year (As restated,                                                        (12,516,765)
  see Note 16)                                                                                      ----------------
   Compensation adjustment relating to stock options                     --                  --          (1,677,759)

Shares issued for cash                                                   --                  --           2,413,074

Beneficial conversion feature of
 notes payable                                                           --                  --             374,172

Exercise of stock options for cash and
 a promissory note                                                       --                  --             143,322

Shares issued for services                                               --                  --             405,031

Acquisition of technology                                                --                  --             325,000

Shares and warrants issued for interest                                  --                  --           1,239,073
                                                           ----------------    ----------------    ----------------
Balance - December 31, 1998 (As restated, see Note 16)          (25,025,327)             62,648          (1,002,006)
Comprehensive Loss:
 Net loss (As restated, see Note 16)                            (12,859,016)                 --         (12,859,016)

 Decreased realized gain on securities                                   --              (7,245)             (7,245)
                                                                                                   ----------------
   Comprehensive  Loss for the Year (As  restated,  see                                                 (12,866,261)
 Note 16)                                                                                          ----------------

Compensation adjustment relating to stock options                        --                  --             643,833

Shares issued for cash                                                   --                  --           5,024,273

 Conversion of note payable and accrued interest                         --                  --             893,698

Beneficial conversion feature of
 note payable                                                            --                  --              81,517

Shares issued for services                                               --                  --             231,386

Shares and warrants issued for defaults
 and interest on notes payable                                           --                  --           2,075,482

Warrants issued for services                                             --                  --             425,155

Exercise of warrants for cash                                            --                  --              63,269

Preferred dividends                                                                          --          (1,000,658)
Warrants granted on issuance of
 Preferred stock                                                         --                  --             950,000
                                                           ----------------    ----------------    ----------------
Balance - December 31, 1999 (As restated, see Note 16)          (37,884,343)             55,403          (4,480,312)

Comprehensive Loss:
 Net loss (As restated, see Note 16)                             (4,574,504)                 --          (4,574,504)

Decrease in unrealized gain
   on securities                                                         --            (102,236)           (102,236)

Adjustment from foreign currency
  Translation                                                            --              (9,931)             (9,931)
                                                                                                   ----------------
Comprehensive Loss for the Year (As restated,
  see Note 16)                                                                                           (4,686,671)
                                                                                                   ----------------

  Compensation adjustment relating to stock options                      --                  --            (382,364)

Shares issued for cash, net of placement
 fees of $1,512,782                                                      --                  --          12,133,218

Exercise of warrants                                                     --                  --           1,348,423

Cashless exercise of stock options                                       --                  --              23,032

Preferred dividends                                                                          --              (6,400)

Write-off of receivable                                                  --                  --              66,829
                                                           ----------------    ----------------    ----------------
Balance - December 31, 2000 (As restated, see Note 16)     $    (42,458,847)   $        (56,764)   $      4,015,755


  The accompanying notes are an integral part of these financial statements.

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                                2000             1999               1998
                                                           -------------     -------------     -------------
                                                           (AS RESTATED,     (AS RESTATED,     (AS RESTATED,
                                                           SEE NOTE 16)      SEE NOTE 16)      SEE NOTE 16)
                                                           -------------     -------------     -------------
Cash Flows From Operating Activities
  Net loss                                                 $ (4,574,504)     $(12,859,016)     $(12,466,059)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization of goodwill                                    171,432           200,397         1,254,583
    Impairment of goodwill and patent                                --           641,679         4,722,425
    Depreciation and amortization                               127,813           874,400           686,121
    Manufacturing activity exit costs                        (1,677,668)        2,210,023                --
    Impairment of inventory                                          --           405,466                --
    Amortization of debt discount and financing                      --                --           542,408
    Interest paid with stock and stock warrants                      --         2,582,154           331,827
    Purchased research and development                               --                --           325,000
    Stock issued for services                                        --           231,386           397,292
    Compensation adjustments relating to stock options         (359,331)          643,833        (1,677,759)
    Realized gain on securities held for sale                    (7,007)               --                --
    Write-off of receivable from shareholder                     66,829                --                --
    Provision for doubtful accounts receivable                  124,397            42,772           295,504
    Beneficial conversion feature granted                            --                --           413,563
    Gain on sale of business assets                                  --                --          (332,752)
    Changes in operating assets and liabilities:
     Accounts receivable                                        194,978          (413,384)         (332,314)
     Inventory                                                 (356,261)          (57,042)         (109,182)
     Accounts payable                                            (6,759)         (434,528)          509,631
     Accrued liabilities                                        (62,129)         (580,008)          467,140
     Other                                                      (50,516)          137,070           261,441
                                                           ------------      ------------      ------------
    Net Cash and Cash Equivalents Used By
     Operating Activities                                    (6,408,727)       (6,374,798)       (4,711,131)
                                                           ------------      ------------      ------------
Cash Flows From Investing Activities
  Payments for the purchase of property
   and equipment                                               (526,265)         (128,461)         (247,457)
  Proceeds from sale of business assets
   and property                                                  94,875             4,359           394,499
  Proceeds from sale of marketable
   securities                                                    16,065                --                --
                                                           ------------      ------------      ------------
    Net Cash and Cash Equivalents (Used By)
     Provided By Investing Activities                          (415,325)         (124,102)          147,042
                                                           ------------      ------------      ------------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                     12,133,218         5,024,273         2,564,137
  Proceeds from borrowings, net of discount                          --         2,480,000         2,900,000
  Proceeds from issuance of mandatorily
   redeemable preferred stock                                        --           700,000                --
  Redemption of preferred stock                                (950,000)               --                --
  Payment of preferred dividends                                (57,378)               --                --
  Proceeds from exercise of warrants                            401,220            63,269                --
  Principal payments on obligation under
   capital lease                                               (111,678)         (159,909)         (108,088)
  Principal payments on notes payable                        (2,377,624)       (1,329,781)         (395,297)
                                                           ------------      ------------      ------------
    Net Cash and Cash Equivalents Provided
     By Financing Activities                                  9,037,758         6,777,852         4,960,752
                                                           ------------      ------------      ------------
Effect of Exchange Rate on Cash and
 Cash Equivalents                                                (9,931)               --                --
                                                           ------------      ------------      ------------
Net Increase In Cash and Cash Equivalents                     2,203,775           278,952           396,663

Cash and Cash Equivalents - Beginning of Year                   893,849           614,897           218,234
                                                           ------------      ------------      ------------
Cash and Cash Equivalents - End of Year                    $  3,097,624      $    893,849      $    614,897
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

              WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT

                               ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS - World Wireless Communications, Inc. and its subsidiaries (collectively, "the Company") design and develop wired and wireless communications systems. The Company has created the latest generation of technology to monitor and control various remote devices through the internet, known as X-traWeb(TM). The Company's primary efforts are on marketing and further enhancing X-traWeb(TM). Through December 1999, the Company provided contract manufacturing services to the electronics wireless communications industry, as well as engineering and products related to supervisory control and data acquisition (commonly known as SCADA) technologies. During the fourth quarter of 1999 the Company executed a plan to exit activities related to contract and in-house manufacturing.

    During the year ended December 31, 2000, the Company used approximately $6.4 million of cash in operations, as it exited from in-house manufacturing activities, relocated to the Denver, Colorado area, and redirected its efforts to focus on the X-traWeb business opportunity and proprietary radio products. The Company had its initial revenues from the X-traWeb product in 2000 and cash will not be required for manufacturing exit costs in 2001. However, the Company believes that additional capital will be required by May 2001 to finance operating cash deficits until significant revenues generating adequate margins are realized. The Company has obtained a financing commitment totaling $4 million, to be provided as private equity placements. If significant revenues with adequate margins are not generated to supplement the additional financing, the Company has a contingency plan to reduce overhead and other operating costs so as to remain a going concern. These contingency plans, however, would require reductions in the product development and marketing costs, which could impact the timing and ultimate amount of future revenues.

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

    During June, 2000 the Company formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary is responsible for the development and sale of X-traWeb(TM) products through European markets. In addition, the Company formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp. in June 2000, which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively.

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

TRADE ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS - Sales to significant customers are defined as sales to any one customer which exceeded 10% of total sales in any of the three reporting years. Sales to significant customers represented 56%, 52%, and 75% of total net revenue for the years ended December 31, 2000, 1999, and 1998, respectively. Sales to the five significant customers during each of the years presented were as follows: Customer "A" - $724,083, $463,041, and $322,387; Customer "B" - $0, $601,606, and $2,739,375; Customer
"C" - $0, $423,090, $148,765; Customer "D" - $0, $363,120,and $0; and Customer
"E" - $240,915, $0, and $0. Sales to significant customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a significant customer.

    At December 31, 2000 and 1999, an allowance for doubtful accounts of $47,179 and $190,328, respectively, was provided against trade and other receivables. The Company recorded net charge offs of $267,546 for the year ended December 31, 2000. The charge offs were in settlement of outstanding issues that had been evaluated in determining the allowance for doubtful accounts as of December 31, 1999. For the years ended December 31, 2000, 1999 and 1998 provisions for doubtful accounts charged to expense totaled $124,397, $42,772 and $295,504, respectively. Trade receivables and the allowance for doubtful accounts are reviewed periodically and adjusted, accordingly.

INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. In connection with the exit from contract and in-house manufacturing, the Company recognized a write-down of inventory of $405,466 to its estimated liquidation value. The write-down was charged to operations during the year ended December 31, 1999 and is included in cost of sales.

    During 2000, the marked down inventory was sold or disposed of at prices higher than originally estimated. As a result, $297,310 in gain was recorded as other income.

RESEARCH AND DEVELOPMENT EXPENSE - Current operations are charged with all research, engineering and product development expenses.

GOODWILL AND LONG-LIVED ASSETS - Goodwill and other long-lived assets are evaluated periodically for impairment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Goodwill is included along with other assets acquired as a group when evaluating their recoverability. Impairment losses are recognized to the extent estimated discounted net future cash flows expected to be generated from those assets are less than their carrying amounts. Goodwill is further evaluated separately and impairment losses are recognized for the excess of the carrying amount of goodwill over management's estimation of the value and future benefits expected to be realized from the goodwill. In both of these analyses, significant management judgment is required to evaluate the capacity of the assets or the acquired business to perform within projections.

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

EQUIPMENT - Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Depreciation expense was $127,813, $573,285, and $613,240, for the years ended December 31, 2000, 1999 and 1998, respectively. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost of the equipment and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The cost of equipment was reduced, as of December 31, 1999, by a $359,822 write-down reserve attributable to the exit from manufacturing activities.

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

SALES RECOGNITION - Sales are recognized upon delivery of products or services and acceptance by the customer. Because purchasers of the radio products typically test the radios' application using a developer kit prior to placing an order, sales returns are negligible. Sales of X-traWeb(TM) products are custom applications, subject to the terms of individual contracts, and are not subject to return.

As a result of design and technology contracts, the Company has a right to receive royalties which will be recognized upon the related sales by customers.

STOCK-BASED COMPENSATION - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted, and for options accounted for under variable plan accounting, is subject to adjustment at each balance sheet date to reflect changes in the price of the stock relative to the exercise price of the options. Stock-based compensation to non-employees is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements on December 3, 1999. This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company believes revenue for the year ending December 31, 2000, 1999 and 1998 is recognized in a manner consistent with the criteria specified in the bulletin.

    The Financial Accounting Standards Board issued FASB No. 133-Accounting for Derivative Instruments and Hedging Activities which, as amended, is effective for all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect the adoption of FASB No. 133 to have a material impact on the Company's financial condition or operations.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

                   NOTE 2--EXIT FROM MANUFACTURING ACTIVITIES

    During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb(TM) products whereby production of the Company's continuing products would be outsourced, contract manufacturing discontinued, and the Company would move its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The exit was not considered the disposal of a segment because the change did not encompass a separate major line of business or class of customer, and because the Company only had one segment prior to 1999. The Company recognized as exit costs the related non-cancelable obligation under a lease agreement for office and manufacturing facilities in Salt Lake City, Utah through 2005. Future minimum lease payments of $1,756,924 under the lease were charged to operations during the year ended December 31, 1999.

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


                             DECEMBER 31,
                          --------------------
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
                          ========    ========

                                NOTE 5--EQUIPMENT

    Equipment consisted of the following:

                                      DECEMBER 31,
                               --------------------------
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
                               ===========    ===========

                              NOTE 6--NOTES PAYABLE

                                               DECEMBER 31,
                                           -------------------
                                            2000       1999
                                           ------   ----------
16% senior secured notes
payable; interest payable quarterly;
due May 14, 2000; secured by all
assets                                         --    3,324,827
                                           ------   ----------
Total Notes Payable                        $   --   $3,324,827
                                           ======   ==========

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

                                          2000            1999
                                      ------------    ------------
Operating loss carry forwards         $ 10,455,000    $  8,383,000
Accrued liabilities and other               38,000       1,070,000
                                      ------------    ------------
Total Deferred Tax Assets               10,493,000       9,453,000
Valuation Allowance                     10,493,000       9,453,000
                                      ------------    ------------
Net Deferred Tax Asset                $         --    $         --
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

                                        FOR THE YEARS ENDED DECEMBER 31,
                                    -----------------------------------------
                                       2000           1999           1998
                                    -----------    -----------    -----------
Tax at statutory rate (34%)         $(1,555,000)   $(4,372,000)   $(4,238,460)
Other differences, net                  666,000      1,733,000      2,062,547
Change in valuation allowance         1,040,000      3,064,000      2,587,293
State tax benefit, net of
 federal tax effect                    (151,000)      (425,000)      (411,380)
                                    -----------    -----------    -----------
   Net Income Taxes                 $        --    $        --    $        --
                                    ===========    ===========    ===========

             NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
                       INVESTING AND FINANCING ACTIVITIES

                      SUPPLEMENTAL CASH FLOW INFORMATION -

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------
                                          2000        1999        1998
                                       ---------   ---------   ---------
Interest Paid                            209,186   $ 424,620   $ 531,247

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

                             NOTE 10--STOCK WARRANTS

    During 1998, the Company issued warrants to purchase 250,000 common shares of stock at $3.00 per share to holders of the 1998 bridge loan notes. The warrants were subsequently repriced to $0.25 per share. An additional 83,333 warrants were issued to the note holders during 1998. The value of the warrants was estimated on the dates issued and on the dates the warrants were modified using the Black-Scholes option-pricing model. The Company recognized $1,199,683 of interest expense on the issuance and repricing of the warrants. In addition, the Company issued 398,000 warrants to purchase common shares at $1.75 to $5.00 per share as financing fees in connection with the issuance of the 1998 bridge loan notes. Interest expense of $425,155 was recognized on the issuance of the warrants. During 1999, the Company issued warrants to purchase 4,750,000 shares of common stock to the purchasers of the Company's preferred stock. The warrants were valued at $950,000 and recognized as a preferred dividend.

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

    During March 1999, note holders converted two unsecured promissory notes totaling $800,000, together with accrued interest, into 893,698 common shares at $1.00 per share under the terms of a conversion privilege granted to the note holders in December 1998. At the date of the conversion, the Company recognized a beneficial conversion feature of $81,517 relating to the conversion of accrued interest into common stock at a favorable conversion rate

    During 1999, the Company issued 120,841 restricted common shares for services valued at $231,386, or $1.91 per share.

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

    Under the 1997 Stock Option Plan (the 1997 Plan), options to purchase a maximum of 1,500,000 common shares were authorized for issuance to officers and employees. Options to purchase 937,044 common shares were granted under the 1997 Plan on November 10, 1997 with a weighted-average exercise price of $6.50 per share. The options were exercisable from the date granted through November 10, 1999. The options were exercisable by payment of cash or by shares of common stock of the Company. Accordingly, the options granted under the plan have been accounted for as variable options. Compensation relating to the options was recognized over the period the options vest, and $1,940,225 was recognized during 1997 based on the difference between the market value of the Company's common stock on December 31, 1997 and the exercise price. On April 28, 1998, the Board of Directors approved the repurchase of 638,236 unvested options under the 1997 Plan for $6,382, or $0.01 per share. The Company recognized a decrease in compensation expense relating to these options of $1,940,225 during 1998 due to the market value of the Company's common stock decreasing to below the exercise price of the options.

    The Company adopted the 1998 Employee Incentive Stock Option Plan and the 1998 Non-Qualified Stock Option Plan during December 1998. The plans were ratified by the shareholders in April 1999. Options to purchase up to 2,200,000 and 1,000,000 shares of the Company's common shares are authorized under the 1998 Employee Incentive Stock Option Plan and 1998 Non-Qualified Stock Option Plan respectively. Options granted under the 1998 Employee Incentive Stock Option Plan are exercisable at the fair value of the common stock on the date granted (110% of fair value if granted to a shareholder who owns 10% or more of the total combined voting power of all classes of stock of the Company). Options may be exercised by payment of cash or by shares of common stock of the Company. Accordingly, the options granted under the plans have been accounted for as variable options. Options granted under the plans are generally exercisable over three to five years and expire five years from the date of grant.

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

    A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the years then ended are presented below:

                                              2000                     1999                     1998
                                      --------------------    ---------------------    -----------------------
                                                  WEIGHTED                 WEIGHTED                  WEIGHTED
                                                   AVERAGE                  AVERAGE                   AVERAGE
                                                  EXERCISE                 EXERCISE                  EXERCISE
                                       SHARES      PRICE        SHARES      PRICE        SHARES        PRICE
                                      ---------   --------    -----------  --------    ---------     ---------
   Outstanding at beginning of year   1,020,650     $ 2.89       641,922     $ 4.22     1,521,846      $ 4.33
   Granted                              279,659       3.20       837,000       1.98       595,678        5.03
   Exercised                            (20,833)      1.41            --        --       (435,051)       0.44
   Forfeited or canceled                (89,317)      2.67      (458,272)      3.08    (1,040,551)       6.32
                                    -----------              -----------              -----------
   Outstanding at end of year         1,190,159       2.92     1,020,650       2.89       641,922        4.22
                                    ===========              ===========              ===========
   Options exercisable at
    year-end                            555,471       3.73       352,649       4.52       417,900        4.60
                                    ===========              ===========              ===========
   Weighted-average fair value
    of options granted during
    the year                        $      2.71              $      1.55              $       3.86
                                    ===========              ===========              ============

    The following table summarizes information about stock options outstanding at December 31, 2000:



                                           OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                  -----------------------------------  --------------------
                                                            WEIGHTED-              WEIGHTED-
                                                 AVERAGE     AVERAGE                AVERAGE
       RANGE OF                                CONTRACTUAL  EXERCISE               EXERCISE
        PRICES                      SHARES        LIFE        PRICE      SHARES     PRICE
----------------------            ----------  -----------  ----------  ----------  --------
$ 1.31 - $ 1.75                     160,000   3.21 years     $  1.70     106,656    $  1.70
$ 2.09 - $ 2.81                     642,184   4.51 years        2.20     183,315       2.09
$ 3.00 - $ 3.40                     182,475   4.16 years        3.21      60,000       3.40
$ 4.00 - $ 4.00                      57,500   3.27 years        4.00      57,500       4.00
$ 6.50 - $ 6.50                     128,000   1.15 years        6.50     128,000       6.50
$12.00 - $12.00                      20,000   2.03 years       12.00      20,000      12.00
                                   --------                              -------
$ 1.31 - $12.00                   1,190,159   3.78 years        2.92     555,471       3.73
                                  =========                              =======

    The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation. Stock-based compensation charged to operations was $(359,331), $643,833, and $(1,677,759), for the years ended December 31, 2000, 1999 and 1998, respectively. Had compensation cost for all of the Company's options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:


                                         FOR THE YEARS ENDED DECEMBER 31,
                               -------------------------------------------------
                                    2000              1999              1998
                               -------------    --------------    --------------
Net loss:
     As reported               $  (4,580,904)   $  (13,859,674)   $  (12,466,059)
     Pro forma                    (5,611,499)      (12,766,433)      (17,506,009)
Basic and diluted loss
  per common share:
     As reported               $       (0.16)   $        (0.80)   $        (1.11)
     Pro forma                         (0.19)            (0.80)            (1.56)



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

                     NOTE 13--BUSINESS SEGMENT INFORMATION

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

    The Company evaluates performance of its segments based on revenues and operating income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. There are no inter-segment sales.

                                     2000            1999            1998
                                 ------------    ------------    ------------
Revenues:
X-traWeb                         $    450,604    $         --    $         --
Radio products                        690,377         789,167         586,000
Corporate                             573,852       2,777,140       3,723,691
Total sales                      $  1,714,833    $  3,566,307    $  4,309,691

Operating income (loss):
X-traWeb                         $ (3,593,924)   $   (387,464)   $         --
Radio products                     (1,441,430)     (1,358,626)     (1,845,664)
Corporate                             (55,101)     (7,583,491)     (9,150,812)
Total operating loss             $ (5,090,455)   $ (9,329,581)   $(10,996,476)

Assets:
X-traWeb                         $  1,324,821    $         --
Radio products                        642,595         631,627
Corporate                           3,002,471       1,946,587
Total assets                     $  4,969,887    $  2,578,214

                       NOTE 14--RELATED PARTY TRANSACTIONS

    In 2000, the Company deemed a $66,829 receivable from a shareholder to be uncollectible, and the balance was written off.

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


                                             CAPITAL  OPERATING
       YEARS ENDING DECEMBER 31,:            LEASES     LEASES
----------------------------------------    --------  ----------
         2001                               $21,134   $  282,732
         2002                                 5,076      242,117
         2003                                 5,076      238,637
         2004                                   423      242,786
         2005                                    --      251,002
                                            -------   ----------
    Total Minimum Lease Payments             31,709   $1,257,274
                                                      ==========
    Less amount representing interest         2,702
                                            -------
    Present Value of Net Minimum
      Lease Payments                         29,007
    Less Current Portion                     19,374
                                            -------
    Long-Term Obligations Under
    Capital Lease                           $ 9,633
                                            =======


LEGAL MATTERS - During 1999 the Company settled a claim from a software vendor for a $100,000 cash payment. The claim arose when the Company returned leased software and requested cancellation of the lease and related technical support agreement. During 1999, the Company also settled a lawsuit brought by an investment banker and paid $145,000 as settlement expense.

    Williams Wireless, Inc. raised a claim that the Company violated the non-competition provisions of their agreements by allegedly marketing X-traWeb(TM) products in the telemetry meter reading applications. The Company, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with the Company. While the Company believed that Williams' claim was properly disputable, the parties orally agreed to enter into a settlement agreement and mutual release. On March 8, 2000, before such settlement agreement was concluded, Williams sold substantially all of its assets and business, including its agreements with the Company, to an unrelated party, Internet telemetry Corp., and thereafter the claims were amicably resolved.

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


                  NOTE 16--RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2000, the Company concluded that certain stock options granted under the Company's 1997 and 1998 Employee Incentive Stock Option Plans (the "Plans") should have been accounted for as variable plan options and determined that the consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 should be restated. In addition, the Company has made certain reclassifications to the statements of operations for 2000, 1999 and 1998. These reclassifications did not effect net loss per share for any of the years presented. A summary of the significant effects of the restatement is as follows:

Balance Sheet Data:

                                                   December 31, 2000                   December 31, 1999
                                             ---------------- --------------    ----------------- --------------
                                            As Previously                      As Previously
                                              Reported         As Restated       Reported          As Restated
                                            -------------      -----------     -------------       -----------

Additional Paid-in Capital                   $ 48,901,546     $ 46,500,157      $ 35,242,864      $ 33,394,207
Accumulated Deficit                           (44,844,164)     (42,458,847)      (39,684,707)      (37,884,343)



Statement of Operations Data:

                                             Year Ended                   Year Ended                  Year Ended
                                          December 31, 2000            December 31, 1999           December 31, 1998
                                     ---------------------------- --------------------------- ---------------------------
                                     As Previously                 As Previously                As Previously
                                       Reported      As Restated     Reported      As Restated    Reported      As Restated
                                     -------------   -----------   --------------  ------------ -------------   ------------
Selling, General & Administrative
Expenses                              $  5,895,975  $ 5,614,732     $  4,657,680   $  5,192,901  $  4,975,307   $  2,397,995

Net Loss Applicable to Common
Shareholders                            (5,159,457)  (4,580,904)     (13,324,453)   (13,859,674)  (15,043,371)   (12,466,059)

Loss Per Share                               (0.18)       (0.16)           (0.77)         (0.80)        (1.34)         (1.11)


             NOTE 17--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's interim financial information for the quarterly periods ended March 31, June 30, and September 30, 2000 and 1999 has been restated to give effect to the restatement discussed in Note 16.


                                            2000 FISCAL QUARTER                          YEAR
                            -------------------------------------------------------      ----
                            1                 2           3             4
                            -                 -           -             -
Net sales
   As previously reported   $    510,815      $455,425    $   376,885   $   371,708      $ 1,714,833
   As restated                   510,815       455,425        376,885       371,708        1,714,833
Gross profit
   As previously  reported        82,709       185,454        117,775       115,468          501,406
   As restated                    82,709       185,454        117,775       115,468          501,406
Net income (loss)
applicable to common
shares
   As previously reported     (1,297,585)       92,503     (1,578,807)   (2,375,568)      (5,159,457)
   As restated                (2,380,967)      961,648     (1,655,899)   (1,505,686)      (4,580,904)
Basic and diluted income
(loss) applicable to
common shares
   As previously reported          (0.05)         0.00          (0.05)        (0.07)           (0.18)
   As restated                     (0.10)         0.03          (0.05)        (0.05)           (0.16)



                                            1999 FISCAL QUARTER                            YEAR
                             ---------------------------------------------------------     ----
                            1                 2             3              4
                            -                 -             -              -
Fiscal 1999
Net sales
   As previously reported   $  1,033,375      $   639,624    $ 1,044,511   $   848,797     $  3,566,307
   As restated                 1,033,375          639,624      1,044,511       848,797        3,566,307
Gross profit
   As previously reported        211,690           80,038        153,078       195,042          639,848
   As restated                   211,690           80,038        153,078      (210,424)         234,382
Net loss applicable to
common shares
   As previously reported     (1,682,544)      (2,857,212)    (2,280,065)   (6,504,632)     (13,324,453)
   As restated                (1,668,299)      (2,807,197)    (2,267,830)   (7,116,348)     (13,859,674)
Basic and diluted loss per
share
   As previously reported          (0.10)           (0.17)         (0.13)        (0.37)           (0.77)
   As restated                     (0.10)           (0.16)         (0.13)        (0.36)           (0.80)


                                  EXHIBIT INDEX

            NO.                             DESCRIPTION
           ----         --------------------------------------------------------
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

            10.16 $400,000 Promissory Note dated January 8, 1998, payable to Tiverton Holdings Ltd.*

            10.17 Loan Agreement by and among the Registrant and the Bridge Noteholders dated as of May 15, 1998*

            10.18 Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated August 7,
                        1998*

            10.19 Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated September
                        11, 1998*

            NO.                             DESCRIPTION
           ----         --------------------------------------------------------
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

            10.36       Settlement Agreement and Mutual Release between Internet
                        Telemetry Corp. and the Registrant, dated as of August
                        7, 2000.*

            10.37       Financing Commitment Letter between the Registrant and
                        Insight Capital LLC dated April 2, 2001.*

            16.1 Letter from Hansen, Barnett & Maxwell regarding change in Certifying Accountant.*


----------

*   Filed previously

+   Management contract or compensatory plan or arrangement filed previously.