Form 10-Q/A
period 2001-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-01-14
CIK 1031744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q/A
                                 Amendment No. 1
                                 ---------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                        Commission file number 001-15837
                       ----------------------------------


                       WORLD WIRELESS COMMUNICATIONS, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                Nevada                                     87-0549700
   ------------------------------------    ------------------------------------
     (State of other jurisdiction of                (I.R.S. employer
      incorporation or organization)               identification No.)


   5670 Greenwood Plaza Boulevard, Penthouse  Greenwood Village, Colorado 80111
   ----------------------------------------------------------------------------
       (Address of principal executive offices)                      (Zip Code)


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
                     ----      ----

   As of April 30, 2001 there were 31,222,181 shares of the Registrant's Common Stock, par value $0.001, issued and outstanding.

                               Explanatory Note:

   This amendment on Form 10-Q/A amends the registrant's quarterly report on Form 10-Q for the three months ended March 31, 2001 as filed by the registrant on May 15, 2001, and is being filed to reflect the restatement of the registrant's unaudited consolidated financial statements. See Note 7 to the unaudited consolidated financial statements.

                                TABLE OF CONTENTS




PART I.        Financial Information

Item 1.        Financial Statements:

               Statement Regarding Forward-Looking Disclosure..............................................1

               Unaudited Condensed Consolidated Balance Sheets - as of
               March 31, 2001 and December 31, 2000........................................................2

               Unaudited Condensed Consolidated Statements of Operations -
               for the Three Months Ended March 31, 2001 and March 31, 2000 ...............................4

               Unaudited Condensed Consolidated Statements of Cash Flow -
               for the Three Months Ended March 31, 2001 and March 31, 2000................................5

               Notes to Unaudited Condensed Consolidated Financial Statements .............................7

Item 2.        Management's Discussion and Analysis of Results of Operation
               and Financial Condition....................................................................11

PART II.       Other Information

Item 1.        Legal Proceedings..........................................................................15

Item 2.        Changes in Securities and Use of Proceeds..................................................15

Item 6.        Exhibits and Reports on Form 8-K...........................................................15


               Signatures.................................................................................16



PART I - FINANCIAL INFORMATION
------------------------------

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act" or the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the expectations or beliefs of World Wireless Communications, Inc. and our subsidiaries (collectively the "Company", "we" or "us") concerning future events that involve risks and uncertainties, including and without limitation, (i) those associated with the ability of the Company to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWeb(TM) products,
(ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.         FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                                MARCH 31,          DECEMBER 31,
                                                                                                  2001                 2000
                                                                                               ----------          ------------
                                                                                       (As Restated, see Note 7)
CURRENT ASSETS
     Cash and cash equivalents                                                                 $  988,063          $  3,097,624
      Investment in securities available-for-sale                                                  30,015                19,109
          Trade receivables, net of allowance for doubtful
             accounts                                                                             381,031               347,218
          Other receivables                                                                        54,669                57,345
          Inventory                                                                               608,672               558,076
          Prepaid expenses                                                                        346,694                71,891
                                                                                               ----------          ------------
                 TOTAL CURRENT ASSETS                                                           2,409,144             4,151,263
                                                                                               ----------           -----------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
     IMPAIRMENTS                                                                                  581,039               575,475
                                                                                               ----------          ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                                         171,428               214,286
                                                                                               ----------          ------------


OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                                                      54,536                28,863
                                                                                               ----------          ------------



TOTAL ASSETS                                                                                   $3,216,147          $  4,969,887
                                                                                               ==========          ============








                                   (CONTINUED)



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      MARCH 31,                 DECEMBER 31,
                                                                        2001                        2000
                                                             (As Restated, see Note 7)  (As Restated, see Note 7)
                                                             -------------------------  -------------------------
CURRENT LIABILITIES
     Trade accounts payable                                          $    531,038                $    540,899
     Accrued liabilities                                                  211,046                     371,149
     Other liabilities                                                     35,668                      13,077
     Notes payable                                                         58,580                          --
     Obligation under capital leases - current portion                      6,453                      19,374
                                                                     ------------                ------------
              TOTAL CURRENT LIABILITIES                                   842,785                     944,499
                                                                     ------------                ------------


LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                   9,081                       9,633
                                                                     ------------                ------------


STOCKHOLDERS' EQUITY
     Common stock - $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     31,222,181 shares at March 31, 2001 and
     31,208,847 shares at December 31, 2000                                31,221                      31,209
     Additional paid-in capital                                        46,472,425                  46,500,157
     Accumulated other comprehensive loss                                 (65,113)                    (56,764)
     Accumulated deficit                                              (44,074,252)                (42,458,847)
                                                                     ------------                ------------

              TOTAL STOCKHOLDERS' EQUITY                                2,364,281                   4,015,755
                                                                     ------------                ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  3,216,147                $  4,969,887
                                                                     ============                ============









    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      WORLD WIRELESS COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                      ----------------------------------------------------
                                                                2001                       2000
                                                      (As Restated, see Note 7)  (As Restated, see Note 7)
                                                      -------------------------  -------------------------
REVENUES:
Services                                                      $    19,000                $    71,545
Royalties                                                           9,379                    213,084
Product sales                                                     230,112                    226,186
                                                              -----------                -----------
TOTAL REVENUE                                                     258,491                    510,815

COST OF SALES:
Services                                                           16,347                    362,166
Products                                                          114,124                     65,940
                                                              -----------                -----------
TOTAL COST OF SALES                                               130,471                    428,106

GROSS PROFIT                                                      128,020                     82,709
                                                              -----------                -----------

EXPENSES
   Research and development expense                               153,799                    237,742
   Selling, general and administrative expenses                 1,569,362                  2,226,849
   Amortization of goodwill                                        42,858                     42,858
                                                              -----------                -----------
TOTAL EXPENSES                                                  1,766,019                  2,507,449

                                                              -----------                -----------
LOSS FROM OPERATIONS                                           (1,637,999)                (2,424,740)

OTHER INCOME/(EXPENSE):
    Interest expense                                               (1,452)                  (107,483)
    Other income                                                   24,045                    157,976

                                                              -----------                -----------
NET LOSS                                                       (1,615,406)                (2,374,247)

Preferred Stock Dividend                                               --                     (6,720)
                                                              -----------                -----------

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                                           $(1,615,406)               $(2,380,967)
                                                              ===========                ===========

Basic and Diluted Net Loss Per
Common Share                                                  $     (0.05)               $     (0.10)
                                                              ===========                ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATIONS                                                   31,213,292                 24,124,702



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                              ----------------------------------------------------
                                                                        2001                       2000
                                                              (As Restated, see Note 7)  (As Restated, see Note 7)
                                                              -------------------------  -------------------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                          $(1,615,406)               $(2,374,247)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
           Amortization of goodwill                                        42,858                     42,858
           Depreciation                                                    32,507                     23,447
           Compensation expense from stock options                        (45,185)                 1,091,437
           Loss on sale of securities                                       2,167                         --
           Provision for doubtful accounts receivable                          --                     93,304
           Changes in operating assets and liabilities:
                Accounts receivable                                       (31,137)                   132,379
                Inventory                                                 (50,596)                   153,637
                Prepaid expenses/other assets                            (300,476)                   (27,986)
                Accounts payable                                           (9,861)                  (230,948)
                Accrued liabilities                                      (137,512)                     4,254
                                                                      -----------                -----------

    NET CASH USED IN OPERATING
       ACTIVITIES                                                      (2,112,641)                (1,091,865)
                                                                      -----------                -----------
CASH FLOW FROM INVESTING ACTIVITIES
           Payments for the purchase of property and equipment            (38,071)                   (22,769)
           Proceeds from sale of property and equipment                         -                     93,997
           Proceeds from sale of securities                                 4,564                          -
                                                                      -----------                -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (33,507)                    71,228
                                                                      -----------                -----------


                                   (CONTINUED)



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                         FOR THE THREE  MONTHS
                                                                             ENDED MARCH 31,
                                                                  -----------------------------------
                                                                      2001                   2000
                                                                  ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                    $         --           $ 12,265,217
    Proceeds from exercise of options                                   17,467                     --
    Proceeds from exercise of warrants                                      --                401,220
    Redemption of preferred stock                                           --               (950,000)
    Proceeds from borrowings, net of discounts                          65,600                     --
    Principal payments on notes payable                                 (7,020)            (2,383,042)
    Principal payments on obligation under capital lease               (13,473)               (36,516)
    Payment of preferred dividends                                          --                (57,378)
                                                                  ------------           ------------

NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                              62,574              9,239,501
                                                                  ------------           ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                   (25,987)                    --
                                                                  ------------           ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (2,109,561)             8,218,864

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      3,097,624                893,849
                                                                  ------------           ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $    988,063           $  9,112,713
                                                                  ============           ============


SUPPLEMENTAL CASH FLOW INFORMATION -

Cash paid for interest was $1,452 and $183,577 in 2001 and 2000 respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES 3 AND 5


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 annual report on Form 10-K/A. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.


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


INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2001 and December 31, 2000 inventory consisted of the following:


                                            March 31,       December 31,
                                              2001              2000
                                            ---------       ------------
     Materials                              $ 391,368       $    297,147

     Finished goods                           217,304            260,929
                                            ---------       ------------

     Total                                  $ 608,672       $    558,076
                                            =========       ============



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

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS



other than capital transactions. The Company's comprehensive income and loss for the three months ended March 31, 2001 and 2000 are as follows:


                                                            For the Three Months
                                                               Ended March 31,
                                                         2001                  2000
                                                     -----------           -----------
Net Loss                                             $(1,615,406)          $(2,374,247)
Unrealized Gain
on Marketable Equity Securities                           17,638                65,202

Effect of foreign currency translation                   (25,987)                   --
                                                     -----------           -----------
Comprehensive Loss for the Period                    $(1,623,755)          $(2,309,045)
                                                     ===========           ===========



NOTE 2 - EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWeb(TM) products whereby production of the Company's continuing products would be outsourced, contract manufacturing discontinued, and the Company would move its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The exit was not considered the disposal of a segment because the change did not encompass a separate major line of business or class of customer, and because the Company only had one segment prior to 1999. The Company was able to effect the inventory liquidation under terms more favorable than previously estimated, resulting in a recovery of $72,624 of inventory impairment previously charged to operations. The recovery was recognized as other income during the three months ended March 31, 2000.

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

During March 2000, the Company issued a total 5,393,690 common shares related to the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,220 in cash
                                       -8-

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS



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

                       WORLD WIRELESS COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS



that are not allocable to a specific business segment, or relate to activities no longer being pursued.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.


                                                                               For the Three Months Ended
                                                                                         March
                                                                           ---------------------------------
                                                                              2001                  2000
                                                                           -----------           -----------
Revenues:
X-traWeb(TM)                                                               $   104,162           $    37,826
Radio products                                                                 144,950               188,360
Corporate                                                                        9,379               284,629
                                                                           -----------           -----------
Total sales                                                                $   258,491           $   510,815
                                                                           ===========           ===========

Operating income (loss):
X-traWeb(TM)                                                               $(1,066,058)          $  (432,965)
Radio products                                                                (634,560)             (545,148)
Corporate                                                                       62,619            (1,446,627)
                                                                           -----------           -----------
Total operating loss                                                       $(1,637,999)          $(2,424,740)
                                                                           ===========           ===========



                                                                                       As of
                                                                            March 31,           December 31,
                                                                              2001                  2000
                                                                           -----------          ------------
Assets:
X-traWeb(TM)                                                               $ 1,107,193          $  1,324,821
Radio products                                                                 242,471               642,595
Corporate                                                                    1,866,483             3,002,471
                                                                           -----------          ------------
Total assets                                                               $ 3,216,147          $  4,969,887
                                                                           ===========          ============



NOTE 7 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2001, the Company concluded that certain stock options granted under the Company's 1997 and 1998 Employee Incentive Stock Option Plans (the "Plans") should have been accounted for as variable plan options and determined that the unaudited condensed consolidated financial statements for the quarters ended march 31, 2001 and 2000 should be restated. In addition, the Company has made certain reclassifications to the statement of operations for 2000. These reclassifications did not effect net loss per share for any of the years presented.

The balance sheet as of March 31, 2001 and the statement of operations for the three month periods ended March 31, 2001 and 2000 presented herein reflects the restatement as follows:

                                                            As Previously
                                                               Reported             As restated
                                                           --------------           ------------
Balance sheet:

Additional paid-in capital                                 $   48,919,000           $ 46,472,425

Accumulated deficit                                           (46,512,810)           (44,074,252)


Statement of operations:

       Three months ended March 31, 2001

       Selling, general and administrative expenses             1,622,602              1,569,362

       Net loss                                                (1,668,646)            (1,615,406)

       Loss per share - basic and diluted                  $        (0.05)          $      (0.05)


       Three months ended March 31, 2000

       Selling, general and administrative expenses             1,143,467              2,226,849

       Net loss applicable to common shareholders              (1,297,585)            (2,380,967)

       Loss per share - basic and diluted                  $        (0.05)          $      (0.10)



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2001, the Company concluded that certain stock options granted under the Company's 1997 and 1998 Employee Incentive Stock Option Plans (the "Plans") should have been accounted for as variable plan options and determined that the unaudited consolidated financial statements for the quarters ended march 31, 2001 and 2000 should be restated. In addition, the Company has made certain reclassifications to the statement of operations for 2000. These reclassifications did not effect net loss per share for any of the years presented.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and Three Months Ended March 31, 2000

We incurred a net loss of $1,615,406 for the three-month period ended March 31, 2001, or a $.05 loss per share, compared to a net loss of $2,380,967 or a $.10 loss per share, for the three months ended March 31, 2000. This represents an improvement of $765,561, or 32.2%, and is the result of a decrease in compensation expense related to stock options accounted for as variable options totaling $1,136,622, partially offset by an increase of $371,061 in selling, general and administrative expenses incurred in connection with the marketing of our X-traWeb(TM) products and services.

Sales for the three-month period ended March 31, 2001 totaled $258,491 compared to $510,815 during the three months ended March 31, 2000, or a decrease of $252,324 or 49%. During the comparative first quarter of 2001 and 2000, we derived our revenue as follows:


                                           For the Three Months Ended March 31,
                                           ------------------------------------
     Summary of Revenue by Activity                 2001              2000
                                                  --------          --------
                    X-traWeb(TM)                  $104,162          $ 37,826
                    Radio products                 144,950           188,360
                    Corporate                        9,379           284,629
                                                  --------          --------
                    Total Revenue                 $258,491          $510,815
                                                  ========          ========



During the first quarter of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line, and our results reflect that we abandoned our contract and in-house manufacturing activities. Of the $104,162 in revenue derived from the X-traWeb(TM) product line in 2001, $19,000 resulted from engineering design services related to proof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services, compared to $0 in 2000. In addition, contract manufacturing revenue, included in corporate revenues, decreased by $71,545 or 100% as the result of our exit from this activity. Revenues related to contract manufacturing, as well as royalties as discussed below, are reported under Corporate in the table above. The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued.

Our business strategy continues to include revenue from the production of radio products, which totaled $144,950 for the three-month period ended March 31, 2001, compared to $188,360 for the three months ended March 31, 2000, a decrease of $43,410 or 23%. Finally, royalties contributed $9,379 in corporate revenues during the three-month period ended March 31, 2001, compared to $213,084 for the three months ended March 31, 2000, a decrease of $203,705 or 96%. Since the license agreement with our primary customer expired by its terms in September 2000, we received greatly reduced royalty income during the first quarter of 2001.

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

Our total selling, general, and administrative expenses amounted to $1,569,362 for the three-month period ended March 31, 2001 compared to $2,226,849 for the three months ended March 31, 2000, representing a decrease of $657,487, or 29.5%. Selling and marketing expenses increased by $26,300, or 10%, during the three-month period ended March 31, 2001 over the three months ended March 31, 2000 and represents an increase in advertising, promotion, and sales related travel to market our X-traWeb(TM) products as discussed above. Total general and administrative expenses for the comparable March 31, 2001 and March 31, 2000 period decreased by $683,787, or 35.0%, and resulted from (1) expenses of $80,000 for the general operating expenses of the X-traWeb(TM) Europe offices,
(2) increases of $401,000 in compensation and benefits, (3) increases in rent expense of $28,000, (4) increases in depreciation of $20,000, (5) increases in accounting and audit fees of $19,000, and stock exchange fees expense for the American Stock Exchange of $14,500. These expenses were offset entirely by (1) a decrease in compensation expense related to stock options accounted for as variable options of $1,136,622, (2) a decrease in bad debt expense of $93,000, and (3) a savings of $46,000 in consulting and legal fees.

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

Our liquidity decreased significantly due to our net loss and due to changes in operating assets and liabilities during the three-month period ended March 31, 2001. For the quarter ended March 31, 2001, the net change in operating assets and liabilities generated a decrease of net cash flow of $529,582 compared to a net increase of cash for the three months ended March 31, 2000 of $31,336.


SUMMARY

During 2000, we implemented our redirection efforts to focus on the growth of our X-traWeb(TM) business segment and proprietary radio products. We raised $13,646,000 million in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, relocated our corporate headquarters to the Denver, Colorado area, and exited from all in-house manufacturing activities, including termination of our lease obligation for facilities in Utah. During the first quarter of 2001, we continued to focus on our sales of X-traWeb(TM) products and services.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)
     None

                       EXHIBIT INDEX

None

  (b)
     The following reports on Form 8-K were filed by us during the quarter ended March 31, 2001: We filed Form 8-K on February 26, 2001 with respect to Item 5 ("Other Events") describing the lawsuit filed against us, which has been previously discussed in Part II, Item 1, Legal Proceedings, above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATE:    January 9, 2002

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