Form 10-Q/A
period 2001-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-01-14
CIK 1031744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                   ----------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2001

                        Commission file number 001-15837
                        --------------------------------

                      WORLD WIRELESS COMMUNICATIONS, INC.
                      -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Nevada                                        87-0549700
--------------------------------               ------------------------------
(State of other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                     identification No.)


5670 Greenwood Plaza Boulevard, Penthouse      Greenwood Village, Colorado 80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


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

                                Explanatory Note:

This amendment on Form 10-Q/A amends the registrant's quarterly report on Form 10-Q for the three months ended June 30, 2001 as filed by the registrant on August 16, 2001, and is being filed to reflect the restatement of the registrant's unaudited condensed consolidated financial statements. See Note 8 to the consolidated financial statements.

                                TABLE OF CONTENTS



PART I.  Financial Information

Item 1.  Financial Statements:

         Statement Regarding Forward-Looking Disclosure..............................................1

         Unaudited Condensed Consolidated Balance Sheets - as of
         June 30, 2001 and December 31, 2000.........................................................2

         Unaudited Condensed Consolidated Statements of Operations -
         for the Three Months Ended June 30, 2001 and June 30, 2000
         And for the Six Months Ended June 30, 2001 and June 30, 2000................................4

         Unaudited Condensed Consolidated Statements of Cash Flow -
         for the Six Months Ended June 30, 2001 and June 30, 2000....................................5

         Unaudited Notes to Condensed Consolidated Financial Statements .............................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation...................................................................14

PART II. Other Information

Item 1.  Legal Proceedings..........................................................................20

Item 2.  Changes in Securities and Use of Proceeds..................................................20

Item 6.  Exhibits and Reports on Form 8-K...........................................................24


         Signatures.................................................................................24

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

ITEM 1. FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                          JUNE 30,            DECEMBER 31,
                                                                            2001                 2000
                                                                         ----------          -------------
                                                                (As Restated, see Note 8)
CURRENT ASSETS
     Cash and cash equivalents                                           $  197,677          $   3,097,624
      Investment in securities available-for-sale                            32,494                 19,109
          Trade receivables, net of allowance for doubtful
             accounts                                                       296,854                347,218
          Other receivables                                                  61,314                 57,345
          Inventory                                                         622,352                558,076
          Prepaid expenses                                                  350,795                 71,891
                                                                         ----------          -------------
                 TOTAL CURRENT ASSETS                                     1,561,486              4,151,263
                                                                         ----------          -------------
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
     IMPAIRMENTS                                                            575,055                575,475
                                                                         ----------          -------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                   128,570                214,286
                                                                         ----------          -------------
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                                27,589                 28,863
                                                                         ----------          -------------
TOTAL ASSETS                                                             $2,292,700          $   4,969,887
                                                                         ==========          =============


                                   (CONTINUED)

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 JUNE 30,                 DECEMBER 31,
                                                                                   2001                       2000
                                                                             ----------------           ----------------
                                                                        (As Restated, see Note 8)   (As Restated, see Note 8)
CURRENT LIABILITIES
     Trade accounts payable                                                  $        449,813           $        540,899
     Accrued liabilities                                                              184,241                    371,149
     Other liabilities                                                                 20,343                     13,077
     Note payable                                                                      37,123                         --
     Note payable, net of discount - related party                                    961,565                         --
     Deferred revenue                                                                  30,000                         --
     Obligation under capital leases - current portion                                  6,453                     19,374
                                                                             ----------------           ----------------
              TOTAL CURRENT LIABILITIES                                             1,689,538                    944,499
                                                                             ----------------           ----------------
LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                               8,353                      9,633
                                                                             ----------------           ----------------
STOCKHOLDERS' EQUITY
     Preferred stock - 1,000 shares of 8% cumulative
     Convertible senior series authorized; 0 issued and outstanding
     Common stock - $0.001 par value; 50,000,000 shares authorized;
     issued and outstanding: 31,230,043 shares at June 30, 2001
     and 31,208,847 shares at December 31, 2000                                        31,230                     31,209
     Additional paid-in capital                                                    46,751,382                 46,500,157
     Accumulated other comprehensive loss                                             (61,250)                   (56,764)
     Accumulated deficit                                                          (46,126,553)               (42,458,847)
                                                                             ----------------           ----------------
              TOTAL STOCKHOLDERS' EQUITY                                              594,809                  4,015,755
                                                                             ----------------           ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      2,292,700           $      4,969,887
                                                                             ================           ================






    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                    ENDED JUNE 30,
                                                2001             2000             2001              2000
                                            ------------     ------------     ------------     ------------
                                              (As Restated, see Note 8)         (As Restated, see Note 8)
REVENUES:
Services                                    $     62,218     $     27,004     $     81,218     $     98,549
Royalties                                          7,062          203,734           16,441          414,814
Product sales                                    273,089     $    224,687          503,201          452,876
                                            ------------     ------------     ------------     ------------
TOTAL SALES                                      342,369          455,425          600,860          966,239

COST OF SALES:
Services                                          41,557           (4,184)          57,904          357,982
Products                                         121,200          274,155          235,324          344,934
                                            ------------     ------------     ------------     ------------
TOTAL COST OF SALES                              162,757          269,971          293,228          702,916

GROSS PROFIT                                     179,612          185,454          307,632          263,323
                                            ------------     ------------     ------------     ------------

EXPENSES
   Research and development                      120,378          367,564          274,177          605,306
   Selling, general and administrative         1,956,208          601,365        3,525,570        2,828,214
   Manufacturing activity exit costs                  --       (1,677,668)              --       (1,677,668)
   Amortization of goodwill                       42,858           42,858           85,716           85,716
                                            ------------     ------------     ------------     ------------
TOTAL EXPENSES                                 2,119,444         (665,881)       3,885,463        1,841,568
                                            ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS                 (1,939,832)         851,335       (3,577,831)      (1,578,245)

OTHER INCOME/(EXPENSE):
    Interest expense                            (118,102)          (5,243)        (119,554)        (112,731)
    Interest and other income                      5,633          115,556           29,678          273,532
                                            ------------     ------------     ------------     ------------
NET INCOME (LOSS)                           $ (2,052,301)    $    961,648     $ (3,667,707)    $ (1,417,444)
                                            ============     ============     ============     ============
Basic and Diluted Net Income (Loss)
Per Common Share                            $      (0.07)    $       0.03     $      (0.12)    $      (0.05)
                                            ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATIONS                                  31,224,859       32,582,416       31,219,107       27,666,774
                                            ============     ============     ============     ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                         ---------------------------------------
                                                                              2001                     2000
                                                                         ---------------         ---------------
                                                                   (As Restated, see Note 8) (As Restated, see Note 8)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                             $    (3,667,707)        $    (1,417,444)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
           Amortization of goodwill                                               85,716                  85,716
           Depreciation                                                           65,013                  86,431
           Compensation expense from stock options                               (37,169)                228,030
           Amortization of debt discount                                          95,514                      --
           Consulting services paid with stock                                    12,000                      --
           Loss on sale of securities                                              3,290                      --
           Provision for doubtful accounts receivable                             11,545                  93,304
           Changes in operating assets and liabilities:
                Accounts receivable                                               34,850                  77,115
                Inventory                                                        (64,276)                (13,753)
                Prepaid expenses/other assets                                   (277,630)                  3,323
                Deferred revenue                                                  30,000                      --
                Accounts payable                                                 (91,086)               (277,244)
                Accrued liabilities                                             (179,642)             (1,734,505)
                                                                         ---------------         ---------------
    NET CASH USED IN OPERATING ACTIVITIES                                     (3,979,582)             (2,869,027)
                                                                         ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Payments for the purchase of property and equipment                   (64,594)                (68,092)
           Proceeds from sale of property and equipment                               --                  18,912
           Proceeds from sale of securities                                        7,324                      --
                                                                         ---------------         ---------------
NET CASH USED IN INVESTING ACTIVITIES                                            (57,270)                (49,180)
                                                                         ---------------         ---------------

                                  (CONTINUED)

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                FOR THE SIX  MONTHS
                                                                                   ENDED JUNE 30,
                                                                        -------------------------------------
                                                                             2001                    2000
                                                                        ------------             ------------
                                                                 (As Restated, see Note 8) (As Restated, see Note 8)
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                          $         --             $ 12,169,217
    Proceeds from exercise of options                                         17,467                       --
    Proceeds from exercise of warrants                                            --                  401,220
    Redemption of preferred stock                                                 --                 (950,000)
    Proceeds from borrowings and issuance of warrants                      1,190,600                       --
    Principal payments on notes payable                                      (28,477)              (2,393,544)
    Principal payments on obligation under capital lease                     (14,201)                 (56,145)
    Payment of preferred dividends                                                --                  (57,378)
                                                                        ------------             ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,165,389                9,113,370
                                                                        ------------             ------------
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                         (28,484)                      --
                                                                        ------------             ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (2,899,947)               6,195,163
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            3,097,624                  893,849
                                                                        ------------             ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $    197,677             $  7,089,012
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

GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders' deficit and does not have the necessary funds to repay its debt. As operations have not generated sufficient amounts of cash, the Company has relied upon financing to fund its current period operations. The financing has been with debt holders who are affiliates of the Company's largest shareholder and have extended the due dates of the notes several times during 2001. There is no guarantee that the due dates of the notes will continue to be extended. The Company's attainment of profitable operations and sufficient additional financing, cannot be determined at this time. These uncertainties among others raise substantial doubt about the Company's ability to continue as a going concern. See also Note 5 and 9.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described below.

MANAGEMENT'S PLANS - Based on the Company's current cash position and its plans for 2001 and early 2002, management believes that additional capital will be required by the end of February 2002. The Company's financing agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $1,475,000 (see Note 5 and Note 9), provided that both parties agree to do so, although such mutual agreement cannot be assured. The Company is currently seeking funding from other sources, however there can be no assurances that the Company will be successful.

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

INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2001 and December 31, 2000 inventory consisted of the following:

                                                   June 30,    December 31
                                                     2001         2000
                                                  ----------   ----------
Materials                                         $  408,570   $  297,147
Work in process                                       36,736           --
Finished goods                                       177,046      260,929
                                                  ----------   ----------
Total                                             $  622,352   $  558,076
                                                  ==========   ==========

DEFERRED REVENUE - deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.

NET INCOME (LOSS) PER SHARE - Basic loss per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at June 30, 2001 and 2000, respectively, would have decreased the loss per share and have been excluded from the calculation.

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

COMPREHENSIVE INCOME/(LOSS) - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive income and loss for the three months ended June 30, 2001 and 2000 are as follows:


                                                For the Three Months               For the Six Months
                                                    Ended June 30,                    Ended June 30,
                                                2001            2000              2001             2000
                                           -------------    -------------    -------------    -------------
Net Income (Loss)                          $  (2,052,301)   $     961,648    $  (3,667,707)   $  (1,417,444)
Unrealized Gain (loss)
on Marketable Equity Securities                    6,360          (71,792)          23,998           (6,590)
Effect of foreign currency translation             2,497               --          (28,484)              --
                                           -------------    -------------    -------------    -------------
Comprehensive Income (Loss)
for the Period                             $  (2,043,444)   $     889,856    $  (3,672,193)   $  (1,424,034)
                                           =============    =============    =============    =============


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

NOTE 5 -- NOTES PAYABLE

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

Any event of default under the 2001 Notes will require the issuance of 1,000,000 shares of Common Stock commencing with the month in which such default first occurs and thereafter in each such month in which such default is not cured, up to a maximum amount of 10,000,000 shares.

NOTE 6 -- BUSINESS SEGMENT INFORMATION

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

                                    For the Three Months Ended     For the Six Months Ended
                                             June 30                        June 30
                                    --------------------------    --------------------------
                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
Revenues:
X-traWeb(TM)                        $    87,775    $    27,133    $   191,938    $   158,369
Radio products                          247,532        224,558        392,482        319,508
Corporate                                 7,062        203,734         16,440        488,362
                                    -----------    -----------    -----------    -----------
Total sales                         $   342,369    $   455,425    $   600,860    $   966,239
                                    ===========    ===========    ===========    ===========

Operating (loss) income:
X-traWeb(TM)                        $  (982,330)   $(1,022,194)   $(2,048,388)   $(1,455,159)
Radio products                         (964,604)      (679,472)    (1,599,164)    (1,231,778)
Corporate                                 7,102      2,553,001         69,721      1,108,692
                                    -----------    -----------    -----------    -----------
Total operating (loss) income       $(1,939,832)   $   851,335    $(3,577,831)   $(1,578,245)
                                    ===========    ===========    ===========    ===========

                                               As of
                                      June 30,      December 31,
                                        2001            2000
                                     ----------     ----------
Assets:
X-traWeb(TM)                         $1,015,351     $1,324,821
Radio products                          204,664        642,595
Corporate                             1,072,685      3,002,471
                                     ----------     ----------
Total assets                         $2,292,700     $4,969,887
                                     ==========     ==========


NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective January 2002, the Company is subject to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. SFAS No. 142 requires that existing goodwill as of June 30, 2001 continue to be amortized through the end of the current calendar year, after which no further amortization of goodwill will be permitted. As of June 30, 2001, the Company had approximately $128,750 of unamortized goodwill. The Company believes the implementation of SFAS No. 142 will not have a material adverse effect on its future results of operations.

NOTE 8 -- RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the three and six months ended June 30, 2001, the Company concluded that certain stock options granted under the Company's 1997 and 1998 Employee Incentive Stock Option Plans (the "Plans") should have been accounted for as variable plan options and determined that the unaudited consolidated financial statements for the three and six months ended June 30, 2001 and 2000 should be restated. In addition, the Company has made certain reclassifications to the statement of operations for 2000. These reclassifications did not effect net loss per share for any of the years presented.

The balance sheet as of June 30, 2001 and the statement of operations for the three month periods ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 presented herein reflects the restatement as follows:


                                                         As Previously
                                                           Reported       As restated
                                                         ------------    ------------

Balance sheet as of June 30, 2001:
Additional paid-in capital                               $ 49,189,941    $ 46,751,382
Accumulated deficit                                       (48,565,151)    (46,126,553)

Statements of operations:
       Three months ended June 30, 2001
       Selling, general and administrative expenses         1,956,248       1,956,208
       Net loss                                            (2,052,341)     (2,052,301)
       Net loss per share                                $      (0.07)   $      (0.07)

       Three months ended June 30, 2000
       Selling, general and administrative expenses         1,470,510         601,365
       Net income                                              92,503         961,648
       Net income per share                              $      0.003    $       0.03

       Six months ended June 30, 2001
       Selling, general and administrative expenses         3,578,679       3,525,570
       Net loss                                            (3,720,987)     (3,667,707)
       Net loss per share                                $      (0.12)   $      (0.12)

       Six months ended June 30, 2000
       Selling, general and administrative expenses         2,543,671       2,828,214
       Net loss                                            (1,205,525)     (1,417,444)
       Net loss per share                                $      (0.04)   $      (0.05)

NOTE 9 -- SUBSEQUENT EVENTS

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing by Lancer Partners L.P., an affiliate of the Company's largest stockholder, over a three month period. The terms of the loan provide for $350,000 which was funded on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001, respectively, with the September and October payments conditioned upon the receipt of $1,500,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates. Such additional loan is convertible into shares of common stock at the rate of $0.20 of debt per share upon (i) the approval of the Company's shareholders at a meeting and (ii) the Company's receipt of $2,000,000 in equity on or before December 31, 2001 from sources other than Michael Lauer and his affiliates. The Company also issued detachable five-year warrants to purchase 225,000 shares of Common Stock as the result of the $ 350,000 August 7 loan, with the possibility of warrants to acquire an additional 337,500 shares to be issued if the entire $875,000 is loaned by Lancer Partners L.P.

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

The Company will record the August 7, 2001 debt net of a discount equal to $64,136, attributable to the related warrants. The Company will record additional financing costs related to the changes in the terms of the May 17, 2001 debt and warrants.

The August 7 portion of the 2001 Notes matures on September 15, 2001 unless mandatorily converted into shares of our common stock . The September 15 and October 15 portions of the 2001 Notes mature on December 15, 2001.

All such terms of the August 7, 2001 amendment are conditioned upon the final execution of the loan documents.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Subsequent to the issuance of the Company's financial statements for the three and six months ended June 30, 2001, the Company concluded that certain stock options granted under the Company's 1997 and 1998 Employee Incentive Stock Option Plans (the "Plans") should have been accounted for as variable plan options and determined that the unaudited consolidated financial statements for the three and six months ended June 30, 2001 and 2000 should be restated. In addition, the Company has made certain reclassifications to the statement of operations for 2000. These reclassifications did not effect net loss per share for any of the years presented.

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

The following discussion should be read in conjunction with our unaudited condensed Consolidated Financial Statements and respective notes thereto.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and Three Months Ended June 30, 2000

We incurred a net loss of $2,052,301 for the three-month period ended June 30, 2001, or a $0.07 loss per share, compared to net income of $961,648 or a $0.03 income per share, for the three months ended June 30, 2000. Our loss from operations for the second quarter of 2001 increased by approximately $1,113,499 over the loss from operations we would have reported for the second quarter of 2000, excluding the income from the reversal of manufacturing exit costs of $1,677,668 recognized during such period. Such increased loss was attributable to the reduction in compensation expense of $ 869,145 during the three months ended June 30, 2000 that resulted from stock options accounted for as variable plan options versus the three months ended June 30, 2001. Also contributing to the increased loss was a $195,000 reduction in royalty fees in the first half of 2001, and increased selling, general and administrative expenses incurred in connection with the marketing of our X-traWeb(TM) products and services, partially off- set by improved margins and profitability on our X-traWeb(TM) product line also contributed to the increased loss.

Sales for the three-month period ended June 30, 2001 totaled $342,369 compared to $455,425 during the three months ended June 30, 2000, or a decrease of $113,056 or 24.8%. During the comparative second quarters of 2001 and 2000, we derived our revenue as follows:


                                  For the Three Months Ended June 30,
Summary of Revenue by Activity            2001       2000
                                        --------   --------
  X-traWeb(TM)                          $ 87,775   $ 27,133
  Radio products                         247,532    224,558
  Corporate                                7,062    203,734
                                        --------   --------
  Total Revenue                         $342,369   $455,425
                                        ========   ========


During the second quarter of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line, and our results reflect that we abandoned our contract and in- house manufacturing activities. Of the $87,775 in revenue derived from the X-traWeb(TM) product line, $62,218 resulted from engineering revenue related to proof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services.

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

Our total selling, general, and administrative expenses amounted to $1,956,208 for the three-month period ended June 30, 2001 compared to $601,365 for the three months ended June 30, 2000, representing an increase of $1,354,843, or 225.3%. Selling and marketing expenses decreased by $190,259, or 39.2%, during the three-month period ended June 30, 2001 over the three months ended June 30, 2000 and primarily represents an decrease in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable June 30, 2001 and June 30, 2000 period increased by $1,545,102, or 116.7%, and resulted primarily from
(1) an increase in expenses of $147,000 for the general operating requirements of the X-traWeb(TM) Europe offices, (2) $247,000 in compensation, benefits and other expenses related to applications engineering representing the allocation of resources away from research and development, (3) increases in salaries and wages of $68,000 and (4) the reduction in compensation expense of $ 869,145 during the three months ended June 30, 2000 that resulted from stock options accounted for as variable plan options versus the three months ended June 30, 2001.

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

SIX MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2000

Results of Operations

We incurred a net loss of $3,667,707 for the six months ended June 30, 2001, or $0.12 loss per share, compared to a net loss of $1,417,444, or $.05 loss per share, for the six months ended June 30, 2000. This represents an increase in 2001 of $2,250,263, or 158.8%, over the 2000 year-to- date financial results. However, the increase of the loss in 2001 would be $572,595 if the non-recurring reversal of manufacturing exit costs of $1,677,668 were excluded from the 2000 result.

Sales for the six month period ended June 30, 2001 totaled $600,860 compared to $966,239 during the six month period ended June 30, 2000, or a decrease of $365,379 or 37.8%. During the comparative two quarters of 2001 and 2000, the Company derived its revenue as follows:


                                        For the Six Months Ended June 30,
Summary of Revenue by Activity                 2001          2000
                                           -----------   -----------
                X-traWeb(TM)               $   191,938   $   158,369
                Radio Products                 392,482       319,508
                Corporate                       16,440       488,362
                                           -----------   -----------
                Total Revenue              $   600,860   $   966,239
                                           ===========   ===========

During the first half of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWeb(TM) product line and proprietary radio products. Our sales of branded products, included radio and antenna sales, increased by $72,974, or 22.8%, during the first two quarters of 2001. We recognized total revenues from the X-traWeb(TM) product line of $191,938 during the first six months of 2001, of which $81,218 was attributable to the engineering development of such products contracted by customers interested in custom applications of our internet communications products and services.

Finally, royalties contributed $16,440 in revenue during the six months ended June 30, 2001, compared to $414,814 during the six months ended June 30, 2000, a decrease of $398,374, or 96.0%.

We realized no revenues from our operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy, which is in charge of our marketing efforts in Europe.

Cost of sales for the six months ended June 30, 2001 declined to $ 293,228 from a total of $702,916 in 2000, or a reduction of $409,688 or 58.3%. The resulting gross profit was $307,756 or 51.2% of sales, for the six months ended June 30, 2001 compared to $263,323, or 27.3%, for the six months ended June 30, 2000. This represents an improvement of 87.5% in gross profit margin percentage for the comparable periods, attributable primarily to higher margins on our branded products, and improved execution on our X-traWeb(TM) contracts.

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

Total selling, general, and administrative expenses amounted to $3,525,570 for the six months ended June 30, 2001 compared to $2,828,214 for the six months ended June 30, 2000, representing an increase of $697,356, or 24.7%. Selling and marketing expenses decreased by $164,044, or 21.9%, during the six months ended June 30, 2001 over 2000 and represents a reduction in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable six months periods ended June 30, 2001 and 2000 increased by $861,400, or 48.0%, and resulted from
(1) an increase in operating expenses for the X-traWeb Europe offices of $280,000 for promotion of X-traWeb(TM) products, and other international business opportunities, and (2)increases of approximately $350,000 in compensation and benefits, (3) an increase of approximately $330,000 in compensation, benefits and other expenses related to applications engineering representing the allocation of resources away from research and development, partially offset by a decrease in compensation expenses related to stock options accounted for as variable plan options of $267,477.

Interest and other income for the six months ended June 30, 2001 was $29,678 compared to $273,532 for the six months ended June 30, 2000, with the decrease directly attributable to decreased available funds in overnight interest bearing accounts provided by the $13.6 million private placement securities issued in the first quarter of 2000. Interest expense increased to $119,554 during the six months ended June 30, 2001 compared to $112,731 for the six months ended June 30, 2000, and represents a $6,823 increase, or 6.2% increase. This increase is directly related to our issuance of the 2001 Notes and warrants in the May 17, 2001 financing, and represents the amortization of discount and accrued interest.

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

Effective January 2002, the Company is subject to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. SFAS No. 142 requires that existing goodwill as of June 30, 2001 continue to be amortized through the end of the current calendar year, after which no further amortization of goodwill will be permitted. As of June 30, 2001, the Company had approximately $128,750 of unamortized goodwill. The Company believes the implementation of SFAS No. 142 will not have a material adverse effect on its future results of operations.

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

Our liquidity decreased significantly due to our net loss and due to changes in operating assets and liabilities during the six-month period ended June 30, 2001. For the period ended June 30, 2001, the net change in operating assets and liabilities generated a decrease of net cash flow of $547,784 compared to a net decrease of cash for the six months ended June 30, 2000 of $267,396, exclusive of the change in accrued manufacturing exit costs.

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

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing over a three month period by Lancer Partners L.P., an affiliate of our largest stockholder. Pursuant thereto we received $350,000 on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001 respectively, with the September and October payments conditioned upon the receipt of $1,500,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates on or before September 15, 2001. We also issued detachable five- year warrants to purchase 225,000 shares of our Common Stock as the result of the $350,000 August 7 loan. For a further description of this financing, see "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report. Also, the parties made certain amendments to the terms of the May 17, 2001 financing, as further described in "Senior Secured Indebtedness Financing" in Item 2 of Part II hereof.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders' deficit and does not have the necessary funds to repay its debt. As operations have not generated sufficient amounts of cash, the Company has relied upon financing from outside investors to fund the current period operations. Debt holders are affiliates of the Company's largest shareholder and have extended the due dates of the notes several times during 2001. There is no guarantee that debt holders will continue to do so in the future. The Company's attainment of profitable operations and sufficient additional financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.


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

While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part, (ii) we will develop additional sources of sales in the United States, Italy and other foreign countries and
(iii) will derive additional revenues therefrom in 2002 and thereafter, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that X-traWeb(TM) product sales will constitute the bulk of our revenues during the year 2002 and thereafter. We also believe that we will derive a large portion revenues from the sale of our proprietary radio products in the future, but we cannot assure you as to the amount of such sales or when such sales will occur. We do not expect the sales of our antenna products to contribute materially to our consolidated net sales or income in the foreseeable future.

As a result of the slower receipt of revenues from the sale of our X-traWeb(TM) products, we decided in July, 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management field (in part due to the current energy crisis experienced in parts of the United States), although we will continue to market our products in the areas of
(i) vending
machines, (ii) security systems and (iii) food services equipment. We also decided to reduce the number of our employees particularly in the engineering and administrative areas.

In summary, while we are about our future, we are fully aware that anticipated revenue increases from sales of our X-traWeb(TM) products and our proprietary radios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, we have a contingency plan to further reduce overhead and other operating costs so as to remain a going concern. These contingency plans, however, would require additional reductions in product development and marketing costs, which could impact the timing and ultimate amount of future revenues.

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

(c)      American Stock Exchange Rules

         Under applicable American Stock Exchange Rules, we are required to obtain the approval of our stockholders if we propose to issue shares of our Common Stock (i) to a controlling stockholder at a per share price less than the market value thereof and (ii) such issuance involves an amount of shares that is more than 5% of the number of the corporation's then issued and outstanding shares of Common Stock in any one year. Such rule applies to our recent financing transaction with Lancer Offshore, Inc. and Lancer Partners L.P. Accordingly, the approval of our stockholders is required in order to permit the mandatory conversion of the 2001 Notes owned by Lancer Offshore, Inc. and Lancer Partners L.P. into shares of our Common Stock, and the issuance of the shares of our Common Stock upon the exercise of the warrants granted to Lancer Offshore, Inc. and Lancer Partners L.P. in connection with the above financing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the three months and six months ended June 30, 2001 and the Exhibits which are listed on the Exhibit Index.


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

         10.36    Settlement Agreement and Mutual Release between Internet
                  Telemetry Corp. and the Registrant, dated as of August 7, 2000.*

         10.37    Financing Commitment Letter between the Registrant and Insight
                  Capital LLC dated April 2, 2001.*

         10.38    Loan Agreement by and among the Registrant and Lancer Offshore, Inc.
                  Noteholders dated as of May 17, 2001, together with the Notes,
                  Warrant, Pledge/Security Agreement, Subordination Agreement, and
                  Registration Rights Agreement*


----------
*   Filed previously

+ Management contract or compensatory plan or arrangement filed previously.