Form 10-Q/A
period 2001-09-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-01-14
CIK 1031744

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

                                Explanatory Note:

   This amendment on Form 10-Q/A amends the registrant's quarterly report on Form 10-Q for the three months ended September 30, 2001 as filed by the registrant on November 19, 2001, and is being filed to reflect the restatement of the registrant's unaudited condensed consolidated financial statements. See
Note 8 to the unaudited condensed consolidated financial statements.

                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statements:

               Statement Regarding Forward-Looking Disclosure..............................................1

               Unaudited Condensed Consolidated Balance Sheets - as of
               September 30, 2001 and December 31, 2000....................................................2

               Unaudited Condensed Consolidated Statements of Operations -
               for the Three Months Ended September 30, 2001 and September 30, 2000
               And for the Nine Months Ended September 30, 2001 and September 30, 2000.....................4

               Unaudited Condensed Consolidated Statements of Cash Flows -
               for the Nine Months Ended September 30, 2001 and September 30, 2000.........................5

               Notes to Unaudited Condensed Consolidated Financial Statements .............................7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................................16

PART II. Other Information

Item 1.        Legal Proceedings..........................................................................23

Item 2.        Changes in Securities and Use of Proceeds..................................................23

Item 6.        Exhibits and Reports on Form 8-K...........................................................28


               Signatures.................................................................................29

PART I - FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Act" or the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, which represent the expectations or beliefs of World Wireless Communications, Inc. and our subsidiaries (collectively the "Company", "we" or "us") concerning future events that involve risks and uncertainties, including and without limitation, (i) those associated with the ability of the Company to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWebTM products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.         FINANCIAL STATEMENTS

                       WORLD WIRELESS COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                                  2001              2000
                                                                                              -------------      ------------
                                                                                        (As Restated, see Note 8)
CURRENT ASSETS
     Cash and cash equivalents                                                                 $   83,456        $3,097,624
     Investment in securities available-for-sale                                                    1,063            19,109
     Trade receivables, net of allowance for doubtful
       accounts                                                                                   112,960           347,218
     Other receivables                                                                            116,459            57,345
     Inventory                                                                                    565,011           558,076
     Prepaid expenses                                                                             260,245            71,891
                                                                                               ----------        ----------
                 TOTAL CURRENT ASSETS                                                           1,139,194         4,151,263
                                                                                               ----------        ----------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
     IMPAIRMENTS                                                                                  543,860           575,475
                                                                                               ----------        ----------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                                          85,712           214,286
                                                                                               ----------        ----------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                                                      23,864            28,863
                                                                                               ----------        ----------



TOTAL ASSETS                                                                                   $1,792,630        $4,969,887
                                                                                               ==========        ==========





                                   (CONTINUED)




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                         2001                  2000
                                                                     -------------         ------------
                                                               (As Restated, see Note 8)
CURRENT LIABILITIES
     Trade accounts payable                                          $    927,402          $    540,899
     Accrued liabilities                                                  231,675               371,149
     Accrued interest                                                      72,477                  --
     Other liabilities                                                     90,901                13,077
     Note payable                                                          15,057                  --
     Note payable, net of discount - related party                      1,664,843                  --
     Deferred revenue                                                      30,000                  --
     Obligation under capital leases - current portion                      6,453                19,374
                                                                     ------------          ------------
     TOTAL CURRENT LIABILITIES                                          3,038,808               944,499
                                                                     ------------          ------------


LONG-TERM OBLIGATION UNDER CAPITAL LEASES                                   7,509                 9,633
                                                                     ------------          ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - 1,000 shares of 8% cumulative
       Convertible senior series authorized; 0 issued and
       outstanding Common stock - $0.001 par value;
       50,000,000 shares authorized, issued and outstanding:
       31,387,087 shares at September 30, 2001 and
       31,208,847 shares at December 31, 2000                              31,386                31,209
     Additional paid-in capital                                        46,880,965            46,500,157
     Accumulated other comprehensive loss                                 (40,010)              (56,764)
     Accumulated deficit                                              (48,126,027)          (42,458,847)
                                                                     ------------          ------------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (1,253,686)            4,015,755
                                                                     ------------          ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $  1,792,630          $  4,969,887
                                                                     ============          ============




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                         ----------------------------    ----------------------------
                                             2001           2000             2001            2000
                                         ------------    ------------    ------------    ------------
                                          (As Restated, see Note 8)       (As Restated, see Note 8)
REVENUES:
  Services                               $     23,275    $    134,258    $    104,493    $    232,807
  Royalties                                     1,099          45,172          17,540         459,986
  Product sales                               238,081         197,455         741,282         650,331
                                         ------------    ------------    ------------    ------------
TOTAL SALES                                   262,455         376,885         863,315       1,343,124

COST OF SALES:
  Services                                     74,601          88,855         132,505         446,837
  Products                                    316,520         170,255         551,844         515,189
                                         ------------    ------------    ------------    ------------
TOTAL COST OF SALES                           391,121         259,110         684,349         962,026

GROSS PROFIT (LOSS)                          (128,666)        117,775         178,966         381,098
                                         ------------    ------------    ------------    ------------

EXPENSES
  Research and development                    131,978         455,456         406,155       1,060,762
  Selling, general and administrative       1,440,622       1,362,350       4,966,192       4,190,564
  Manufacturing activity exit costs              --              --              --        (1,677,668)
  Amortization of goodwill                     42,858          42,858         128,574         128,574
                                         ------------    ------------    ------------    ------------
TOTAL EXPENSES                              1,615,458       1,860,664       5,500,921       3,702,232
                                         ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                       (1,744,124)     (1,742,889)     (5,321,955)     (3,321,134)

OTHER INCOME/(EXPENSE):
  Interest expense                           (255,786)         (4,388)       (375,340)       (117,119)
  Interest and other income                       437          91,378          30,115         364,910
                                         ------------    ------------    ------------    ------------
NET LOSS                                 $ (1,999,473)   $ (1,655,899)   $ (5,667,180)   $ (3,073,343)
                                         ============    ============    ============    ============

Basic and Diluted Loss Per
Common Share                             $      (0.06)   $      (0.05)   $      (0.18)   $      (0.11)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN PER SHARE
CALCULATION                                31,383,635      31,208,847      31,273,990      28,856,083
                                         ============    ============    ============    ============





    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                  ---------------------------------------------------
                                                                             2001                    2000
                                                                  (As Restated, see Note 8) (As Restated, see Note 8)
                                                                  ------------------------- -------------------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                              $(5,667,180)            $(3,073,343)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
           Amortization of goodwill                                           128,574                 128,574
Depreciation                                                                   97,220                 101,794
           Amortization of debt discount                                      264,269                    --
           Consulting services paid with stock                                 12,000                    --
           Change in compensation from stock options                          (37,170)                334,289
           Loss on sale of securities                                          26,762                    --
           Valuation allowance on inventory                                   172,741                 (72,624)
           Provision for doubtful accounts receivable                          11,545                  93,304
           Changes in operating assets and liabilities:
                Accounts receivable                                           163,599                  79,738
                Inventory                                                    (179,677)                (15,077)
                Prepaid expenses/other assets                                (183,355)                 38,986
                Deferred revenue                                               30,000                    --
                Accounts payable                                              386,503                (419,280)
                Accrued interest                                               72,477                    --
                Accrued liabilities                                           (61,649)             (1,639,243)
                                                                          -----------             -----------

    NET CASH AND CASH EQUIVALENTS USED BY OPERATING
       ACTIVITIES                                                          (4,763,341)             (4,442,882)
                                                                          -----------             -----------

CASH FLOW FROM INVESTING ACTIVITIES
           Payments for the purchase of property and equipment                (65,605)               (235,218)
           Proceeds from sale of property and equipment                          --                    18,913
           Proceeds from sale of securities                                    31,083                    --

NET CASH AND CASH EQUIVALENTS
              USED BY INVESTING ACTIVITIES                                    (34,522)               (216,305)
                                                                          -----------             -----------



                                   (CONTINUED)



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       WORLD WIRELESS COMMUNICATIONS, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                             FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                    -------------------------------------
                                                                        2001                     2000
                                                                    ------------             ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                      $       --               $ 12,133,217
    Proceeds from exercise of options                                     17,467                     --
    Proceeds from exercise of warrants                                    39,261                  401,220
    Redemption of preferred stock                                           --                   (950,000)
    Proceeds from borrowings and issuance of warrants                  1,815,600                     --
    Principal payments on notes payable                                  (50,543)              (2,415,208)
    Principal payments on obligation under capital lease                 (15,045)                 (67,196)
    Payment of preferred dividends                                          --                    (57,378)
                                                                    ------------             ------------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
      FINANCING ACTIVITIES                                             1,806,740                9,044,655
                                                                    ------------             ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                     (23,045)                    --
                                                                    ------------             ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (3,014,168)               4,385,468
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        3,097,624                  893,849
                                                                    ------------             ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                           $     83,456             $  5,279,317
                                                                    ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION -

Cash paid for interest was $7,318 and $193,719 in 2001 and 2000 respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTES  3 AND  5

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

GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders' deficit and does not have the necessary funds to repay its debt, which is all due February 28, 2002. As operations have not generated sufficient amounts of cash, the Company has relied upon financing to fund its current period operations. The financing has been with debt holders who are affiliates of the Company's largest shareholder and have extended the due dates of the notes several times during 2001. There is no guarantee that the due dates of the notes will continue to be extended. The Company's attainment of profitable operations and sufficient additional financing, cannot be determined at this time. These uncertainties among others raise substantial doubt about the Company's ability to continue as a going concern. See also Note 5 and 9.

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

MANAGEMENT'S PLANS - Based on the Company's current cash position and its plans for 2001 and early 2002, management believes that additional capital will be required by the end of February 2002. The Company's financing agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $3,210,000 (see Note 5 and Note 9), provided that both parties agree to do so, although such mutual agreement cannot be assured. The Company is currently seeking funding from other sources, however there can be no assurances that the Company will be successful.

MAJOR CUSTOMERS - Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the nine months ended September 30, 2001 and 2000 are as follows: Customer "B" represented 12.6% and 25.8% of sales respectively; Customer "C" represented 0.0% and 12.5% respectively and Customer "D" represented 13.2% and 0.07% respectively.

Sales to the major customers during each of the three months ended September 30, 2001 and 2000 are as follows: Customer "A" represented 0% and 33.3%; Customer "B" represented 15.7% and 0.09%; and Customer "D" represented 9.0% and 0.03% respectively.


INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves for inventory valuation are reviewed periodically, and adjusted accordingly. During the third quarter, the inventory valuation reserve was increased by $198,000 to reflect the obsolescence of various component parts. As of September 30, 2001 and December 31, 2000 inventory consisted of the following:

                             September 30,    December 31,
                                 2001            2000
                             -------------    ------------
        Materials              $404,697        $297,147

        Work in process          56,683            --

        Finished goods          103,631         260,929
                               --------        --------

        Total                  $565,011        $558,076
                               ========        ========

DEFERRED REVENUE - deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.


LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at September 30, 2001 and 2000, respectively, would have decreased the loss per share.


COMPREHENSIVE LOSS - Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company's comprehensive income and loss for the reporting periods ended September 30, 2001 and 2000 are as follows:

                                                   For the Three Months                     For the Nine Months
                                                    Ended September 30,                     Ended September 30,
                                              -------------------------------         -------------------------------
                                                 2001                2000                 2001               2000
                                              -----------         -----------         -----------         -----------
Net Loss                                      $(1,999,473)        $(1,655,899)        $(5,667,180)        $(3,073,334)
Unrealized Gain (loss)
on Marketable Equity Securities                     7,671             (29,722)             13,037             (36,312)

Effect of foreign currency translation              5,439                --               (23,045)               --

Comprehensive Loss
for the Period                                $(1,986,363)        $(1,685,621)        $(5,677,188)        $(3,109,646)
                                              ===========         ===========         ===========         ===========


NOTE 2 -- EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWebTM products whereby all contract manufacturing was discontinued, all in-house production was outsourced and the Company moved its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company's raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The Company was able to effect the inventory liquidation under terms more favorable than previously estimated, resulting in a recovery of $72,624 of inventory impairment previously charged to cost of sales. The recovery was recognized as other income during the first quarter of 2000.

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

Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company's balance sheet resulting in a remaining liability balance of $1,598,342, which was recorded to manufacturing exit recoveries income during the second quarter of 2000.


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

Pursuant to the authority vested in the Board of Directors, the Board on June 8, 2001 resolved to issue up to 1,000 shares of a series of 8% cumulative, convertible senior preferred stock. The shares, if and when issued, will be convertible into shares of common stock at a rate of 16,667 shares of common stock for each share of preferred stock. The Company has not issued any of such shares as of the date hereof.

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

In March 2000, the Company repaid the 1999 Notes outstanding with cash in the amount of $2,377,623 and with the deemed proceeds from the exercise of warrants to purchase 3,788,813 common shares at $.25 per share. The portion of the 1999 Notes repaid by the exercise of warrants was $947,203. The warrants exercised are included in the total warrants issued during the three months ended March 31, 2000 as discussed in Note 3

On May 17, 2001 the Company issued $1,125,000 of 15% senior secured convertible notes payable to an affiliate of the Company's largest shareholder, Lancer Offshore, Inc. (the "2001 Notes"). The 2001 Notes are mandatorily convertible into shares of Common Stock of the Company at the rate of $0.50 of debt for each share upon (i) approval by the Company's shareholders to such conversion at a meeting and (ii) the Company's receipt of $2,000,000 in equity on or before December 31, 2001 from sources other than Michael Lauer and his affiliates. The Company also issued detachable five-year warrants to purchase 562,500 shares of the Company's common stock at $.50 per share. Such financing agreement also allows for such loan to be increased to a total of $5,000,000 provided that both parties agree to do so. The 2001 Notes are secured by a first security interest in substantially all the assets of the Company.

$258,949 of the net proceeds from the 2001 Notes was deemed to result from the issuance of the detachable warrant. This amount was recorded as discount on the 2001 Notes, and is being amortized over the term of the loan.

On May 17, 2001 the closing price of a share of our Common Stock was $0.65, which was higher than the conversion rate of one share for each $0.50 of debt and the exercise price of each warrant of $0.50 per share. The resulting beneficial conversion feature of $596,449 will be recognized when the related contingencies are resolved.

Any event of default under the 2001 Notes will require the issuance of 1,000,000 shares of our Common Stock commencing with the month in which such default first occurs and thereafter in each such month in which such default is not cured, up to a maximum amount of 10,000,000 shares.

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing over a three month period by Lancer Partners L.P., an affiliate of our largest stockholder. Pursuant thereto the Company received $350,000 on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001, respectively, with the September and October payments conditioned upon the receipt of $2,000,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates on or before September 15, 2001. The Company also issued detachable five-year warrants to purchase 225,000 shares of our Common Stock at $0.30 per share as the result of the $350,000 August 7 loan. The Company recorded the August 7, 2001 debt net of a discount equal to $64,136, attributable to the related warrants.

On August 7, 2001, the average of the high and low price per share of the Company's Common Stock was $0.38, which was higher than the conversion rate of one share for each $0.20 of debt and the exercise price of each warrant at $0.30 per share. The resulting beneficial conversion feature of $379,136 will be recognized when the related contingencies are resolved.

While the Company did not meet the requirements for the conditional funding of $275,000 originally to have been provided on or about September 15, 2001, $100,000 of the $275,000 was provided on September 6, 2001 and the balance of $175,000 was provided on September 18, 2001 without the issuance of any additional special consideration for the making of such modification. Detachable warrants to purchase 87,500 shares of stock at $0.30 per share were issued in connection with the September loans. The Company recorded the debt net of a discount equal to $17,767, attributable to the related warrants.

On September 8, 2001 and September 16, 2001, the average of the high and low price per share of the Company's Common Stock was $0.255 and $0.235, respectively, which was higher than the conversion rate of one share for each $0.20 of debt, but lower than the exercise price of each warrant at $0.30 per share. The resulting beneficial conversion features of $32,813 and $61,517 respectively will be recognized when the related contingencies are resolved

As a condition of this additional financing, among other changes, the $1,125,000 principal amount of the 2001 Notes funded on May 17, 2001 then became convertible into shares of the Company's Common Stock at the rate of $0.20 of debt per share, and the exercise price of the 562,500 warrants issued on May 17, 2001 was reduced to $0.30 per share. The maximum amount of shares of common stock issuable in the event of continuing monthly defaults was increased to 12,500,000 from 10,000,000.

By an agreement dated September 14, 2001 the 2001 Notes were amended (a) to extend the maturity dates of the first two tranches of the 2001 Notes totaling $1,475,000 in principal amount from September 15, 2001 until October 15, 2001 and (b) to extend the time for the Company to raise $2,000,000 until October 15, 2001 as a condition to the issuance of the $250,000 loan on or about October 15, 2001.

Although the first two tranches of the 2001 Notes totaling $1,475,000 in principal amount were due on October 15, 2001, Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002. Although the third and fourth tranches of the 2001 Notes totaling $275,000 in principal amount were originally to be due on December 15, 2001, Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002. The Company does not currently have the ability to pay those portions of the 2001 Notes and may default on this debt on February 28, 2002. See Note 9.

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

The Company's Italian subsidiary, X-traWeb Europe, S.p.A., held assets of under $50,000 as of September 30, 2001, and contributed only $700 in revenue for the three and nine month periods ended September 30, 2001. These amounts have been included in the X-traWeb segment.


                              For the Three Months Ended               For the Nine Months Ended
                                    September 30                             September 30
                            -------------------------------         -------------------------------
                               2001                2000                 2001               2000
                            -----------         -----------         -----------         -----------
Revenues:
X-traWebTM                  $    41,074         $   114,578         $   233,012         $   272,946
Radio products                  220,281             177,111             612,763             496,619
Corporate                         1,100              85,196              17,540             573,559
                            -----------         -----------         -----------         -----------
Total sales                 $   262,455         $   376,885         $   863,315         $ 1,343,124
                            ===========         ===========         ===========         ===========

Operating loss:
X-traWebTM                  $  (860,336)        $  (869,488)        $(2,908,724)        $(2,324,647)
Radio products                 (884,888)           (819,265)         (2,484,052)         (2,300,683)
Corporate                         1,100             (54,136)             70,821           1,304,196
                            -----------         -----------         -----------         -----------
Total operating loss        $(1,744,124)        $(1,742,889)        $(5,321,955)        $(3,321,134)
                            ===========         ===========         ===========         ===========

                                  As of
                     -------------------------------
                     September 30,      December 31,
                         2001              2000
                     -------------      ------------
Assets:
X-traWebTM            $1,050,866        $1,324,821
Radio products           114,563           642,595
Corporate                627,201         3,002,471
                      ----------        ----------
Total assets          $1,792,630        $4,969,887
                      ==========        ==========


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

Effective January 2002, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of September 30, 2001, the Company had approximately $85,712 of unamortized goodwill. The Company believes the implementation of SFAS No. 142 will not have a material adverse effect on its future results of operations.

The Company will adopt SFAS No. 143, Accounting for Asset Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143. The effect to the Company of adopting this standard, if any, has not yet been determined.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002, but is not expected to have a material impact on the Company's financial statements.


NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the three and nine months ended September 30, 2001 the Company concluded that the calculations for compensation expense related to options accounted for as variable plan options were not current, and the unaudited consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 should be restated. In addition, the Company has made certain reclassifications to the statement of operations for the nine months ended September 30, 2000. These reclassifications did not affect net loss per share for any of the periods presented.

The balance sheet as of September 30, 2001 and the statement of operations for the three month periods ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 presented herein reflects the restatement as follows:

                                                              As Previously
                                                                 Reported               As restated
                                                              -------------             ------------
Balance sheet as of September 30, 2001:

Additional paid-in capital                                     $ 48,086,323             $ 46,880,965

Accumulated deficit                                             (49,331,386)             (48,126,027)

                                                              As Previously
                                                                 Reported               As restated
                                                              -------------             ------------
Statements of operations:

       Three months ended September 30, 2001
       -------------------------------------

       Selling, general and administrative expenses            $  1,440,582             $  1,440,622

       Net loss                                                  (1,999,433)              (1,999,473)

       Net loss per share                                             (0.06)                   (0.06)



       Three months ended September 30, 2000
       -------------------------------------

       Selling, general and administrative expenses            $  1,354,295             $  1,362,350

       Net loss                                                  (1,647,844)              (1,655,899)

       Net loss per share                                             (0.05)                   (0.05)



       Nine months ended September 30, 2001
       ------------------------------------

       Selling, general and administrative expenses            $  4,949,948             $  4,966,192

       Net loss                                                  (5,651,110)              (5,667,180)

       Net loss per share                                             (0.18)                   (0.18)



       Nine months ended September 30, 2000
       ------------------------------------

       Selling, general and administrative expenses            $  4,147,612             $  4,190,564

       Net loss                                                  (3,030,384)              (3,073,343)

       Net loss per share                                             (0.11)                   (0.11)


NOTE 9 - SUBSEQUENT EVENTS

Although the Company did not meet the requirements for additional funding by October 15, 2001, Lancer Partners L.P. loaned an additional $25,000 on October 3, 2001 and Lancer Offshore Inc. loaned an additional $85,000 on October 3, 2001, $175,000 on October 9, 2001 and $175,000 on October 29, 2001 without the issuance of any additional special consideration for the making of such modification.

On November 14, 2001, Lancer Offshore Inc. loaned the Company an additional $1,000,000 and among other things, the Company and such creditors agreed to change the conversion rate of each note comprising the 2001 Notes to one share for each $0.05 of debt and to extend the date of the entire $3,210,000 principal amount of the loans to February 28, 2002. The Company also issued detachable five-year warrants to purchase 1,042,500 shares of its Common Stock at $0.30 per share as a result of these additional loans, of which total warrants to purchase 312,500 shares of the Company's Common Stock were issued with respect to the quarter ended September 30, 2001

The finders fee payable on the transaction was increased by requiring us to issue a five-year warrant to Capital Research Ltd. to purchase 2,000,000 shares of our Common Stock at an exercise price of $0.05 per share, which expires on November 13, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Subsequent to the issuance of the Company's financial statements for the three and nine months ended September 30, 2001 the Company concluded that the calculations for compensation expense related to options accounted for as variable plan options were not current, and the unaudited consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 should be restated. In addition, the Company has made certain reclassifications to the statement of operations for the nine months ended September 30, 2000. These reclassifications did not affect net loss per share for any of the periods presented.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THREE MONTHS ENDED SEPTEMBER 30, 2000

We incurred a net loss of $1,999,473 for the three-month period ended September 30, 2001, or a $0.06 loss per share, compared to net loss of $1,655,899 or a $0.05 loss per share, for the three months ended September 30, 2000. Our loss from operations for the third quarter of 2001 increased by $1,235 over the loss from operations for the third quarter of 2000. Such increased loss was attributable to the $114,430 reduction in revenue in the third quarter of 2001, and a $198,000 write-down of inventory to its fair value, offset by a reduction of approximately $240,000 in compensation expense related to reductions in the workforce, reduced travel expenses, and lower equipment leasing expenses resulting from the expiration of the lease period on a number of operating leases. The inventory write-down results from the obsolescence of various component items held in stock.

Sales for the three-month period ended September 30, 2001 totaled $262,455 compared to $376,885 during the three months ended September 30, 2000, or a decrease of $114,430 or 30.4%. During the comparative third quarters of 2001 and 2000, we derived our revenue as follows:

                                         For the Three Months Ended
                                               September 30,
                                        ----------------------------
Summary of Revenue by Activity            2001                2000
                                        --------            --------
            X-traWeb (TM)               $ 41,074            $114,578
            Radio products               220,281             177,111
            Corporate                      1,100              85,196
                                        --------            --------
            Total Revenue               $262,455            $376,885
                                        ========            ========


During the third quarter of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line. Of the $41,074 in revenue derived from the X-traWebTM product line, $23,275 resulted from engineering design services related to proof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services.

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

In addition, we derived only $700 in revenues from our Italian subsidiary, X-traWeb Europe, S.p.A. and received no revenues from our subsidiaries, X-traWeb Europe S.p.A. We formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, but which generated no revenues.

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

Our research and development expenses decreased to $131,978 from $455,456, or by a decrease of $323,478, or 71.0%, for the comparable three month periods ended September 30, 2001 versus

September 30, 2000. This decrease reflects the increasing maturity of our X-traWeb product line, and the shift in resources from research and development to applications engineering. These costs continue to relate to the ongoing development of the X-traWebTM proprietary technology in 2001.

Our total selling, general, and administrative expenses amounted to $1,440,622 for the three-month period ended September 30, 2001 compared to $1,362,350 for the three months ended September 30, 2000, representing an increase of $78,272, or 5.7%. Selling and marketing expenses decreased by $144,552 or 35.5%, during the three-month period ended September 30, 2001 over the three months ended September 30, 2000, which primarily represents an decrease in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable September 30, 2001 and September 30, 2000 period increased by $222,824, or 23.3%, and resulted primarily from (1) an increase in expenses of $136,000 for the general operating requirements of the X-traWeb Europe offices, and (2) expenses related to applications engineering that had previously been allocated to research and development.

Our interest income for the three-month period ended September 30, 2001 was $437 compared to $91,378 for the three months ended September 30, 2000, with the decrease of $90,941 directly attributable to decreased available funds in overnight interest bearing accounts initially provided by the $13.6 million private placement of shares of our Common Stock we sold in the first quarter of 2000. Interest expense increased to $255,786 during the three-month period ended September 30, 2001 compared to $4,388 for the three months ended September 30, 2000, and represents an increase of $251,398. This expense increase is directly related to our issuance of units of secured notes and warrants during the second and third quarters of 2001, and represents the amortization of discount and accrued interest thereon.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

We incurred a net loss of $5,667,180 for the nine months ended September 30, 2001, or $0.18 loss per share, compared to a net loss of $3,073,343, or $0.11 loss per share, for the nine months ended September 30, 2000. This represents an increase in 2001 of $2,593,837, or 84.4%, over the 2000 year-to- date financial results. However, the increase of the loss in 2001 would be $916,165 if the non-recurring reversal of manufacturing exit costs of approximately $1,677,668 were excluded from the 2000 result.

Sales for the nine month period ended September 30, 2001 totaled $863,315 compared to $1,343,124 during the nine month period ended September 30, 2000, a decrease of $479,809 or 35.7%. During the comparative three quarters of 2001 and 2000, the Company derived its revenue as follows:

                                           For the Nine Months Ended
                                                 September 30,
                                        --------------------------------
Summary of Revenue by Product              2001                  2000
                                        ----------            ----------
            X-traWebTM                  $  233,012            $  272,946
            Radio Products                 612,763               496,619
            Corporate                       17,540               573,559
                                        ----------            ----------
            Total Revenue               $  863,315            $1,343,124
                                        ==========            ==========

During the first three quarters of 2001, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line and proprietary radio products. Our sales of branded products, including radio and antenna sales, increased by $116,144, or 23.4%, during the first three quarters of 2001. We recognized total revenues from the X-traWebTM product line of $233,012 during the first nine months of 2001, of which $104,493 was attributable to engineering design services contracted by customers for the custom development of such products.

Finally, royalties contributed $17,540 in revenue during the nine months ended September 30, 2001 compared to $459,986 during the nine months ended September 30, 2000, a decrease of $442,446, or 96.2%.

We realized only marginal revenues, about $700, from our operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy, which is in charge of our marketing efforts in Europe.

Cost of sales for the nine months ended September 30, 2001 declined to $ 684,349 from a total of $962,026 in 2000, or a reduction of $277,677 or 28.9%. The resulting gross profit was $178,966 or 20.7% of sales, for the nine months ended September 30, 2001 compared to $381,098, or 28.4%, for the nine months ended September 30, 2000. During the third quarter of 2001, we marked a portion of our inventory down to reflect its fair value. As a result we recognized $198,000 in expense as cost of sales during the third quarter of 2001. Excluding the adjustment to the value of our inventory, we realized a gross profit of $376,966, or 43.7% of sales.

Research and development expenses declined from $1,060,762 to $406,155 or a decrease of $654,607 or 61.7% for the comparable nine month periods ended September 30, 2001 versus September 30, 2000. This decrease is consistent with the increasing maturity of our X-traWebTM product line, and the shift in resources from research and development to applications engineering. These costs continue to relate to the ongoing development of the X-traWebTM proprietary technology in 2001.

Total selling, general, and administrative expenses amounted to $4,966,192 for the nine months ended September 30, 2001 compared to $4,190,564 for the nine months ended September 30, 2000, representing an increase of $775,628, or 18.5%. Selling and marketing expenses decreased by $312,107, or 26.9%, during the nine months ended September 30, 2001 over 2000 and represents a reduction in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable nine month periods ended September 30, 2001 and 2000 increased by $1,087,735, or 35.9%, and resulted from (1) an increase in operating expenses for the X-traWeb Europe offices of $417,000 for promotion of X- traWebTM products, and other international business opportunities, and (2) an increase in expenses related to applications engineering representing the allocation of resources away from research and development.

Interest and other income for the nine months ended September 30, 2001 was $30,115 compared to $364,910 for the nine months ended September 30, 2000, with the decrease directly attributable to decreased available funds in overnight interest bearing accounts provided by the $13.6 million private placement securities issued in the first quarter of 2000. Interest expense increased to $375,340 during the nine months ended September 30, 2001 compared to $117,119 for the nine months ended September 30, 2000, and represents a $258,221 increase, or 220.5% increase. This increase is directly related to our issuance of the 2001 Notes and warrants, and represents the amortization of discount and accrued interest.

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

Effective January 2002, we are required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of September 30, 2001, we had approximately $85,712 of unamortized goodwill. We believe the implementation of SFAS No. 142 will not have a material adverse effect on our future results of operations.

The Company will adopt SFAS No. 143, Accounting for Asset Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liabilityis incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143. The effect to the Company of adopting this standard, if any, has not yet been determined.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002, but is not expected to have a material impact on the Company's financial statements.

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

Our liquidity decreased significantly due to our net loss and due to changes in operating assets and liabilities during the nine-month period ended September 30, 2001. For the period ended September 30, 2001, the net change in operating assets and liabilities generated a increase of net cash flow of $227,898 compared to a net decrease of cash for the nine months ended September 30, 2000 of $277,208, exclusive of the change in accrued manufacturing exit costs.

On May 17, 2001, we issued $1,125,000 of our 15% Senior Secured Convertible Notes to an affiliate of our largest stockholder, which mature as amended on February 28, 2002 (unless mandatorily converted into shares of our Common Stock before such date) (the "2001 Notes"). The 2001 Notes are convertible at $0.50 per share and are secured by a first security interest in substantially all of our assets. For a further description of this financing, see "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report. We also issued warrants to purchase 562,500 shares of our Common Stock at $0.50 per share.

During the quarter ended September 30, 2001, we received an additional $625,000 in loans from Lancer Partners L.P., an affiliate of our largest stockholder, comprising part of the 2001 Notes. In October, 2001, we received an additional $25,000 as a loan from Lancer Partners L.P. and an additional $435,000 as loans from Lancer Offshore, Inc. comprising part of the 2001 Notes. On November 14, 2001, Lancer Offshore Inc. loaned us an additional $1,000,000 comprising part of the 2001 Notes. The due date on all of the 2001 Notes was set at February 28, 2002 and all notes bear interest at 15%. We also issued detachable five-year warrants to purchase 1,042,500 shares of our Common Stock at $0.30 per share as a result of these additional loans, of which total warrants to purchase 312,500 shares of our Common Stock were issued with respect to the quarter ended September 30, 2001. For a further description of this financing, see "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report. Also, the parties made certain amendments to the terms of the May 17, 2001 financing, as further described in "Senior Secured Indebtedness Financing" in Item 2 of Part II hereof.

Based on our current cash position and our plans for 2001 and early 2002, we believe that additional capital will be required by the end of February, 2002. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. also allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $3,210,000, provided that both parties agree to do so, although we cannot assure you of such mutual agreement. See "Senior Secured Indebtedness Financing" in Item 2 of Part II of this Report, including, without limitation, Item 2(b)2 thereof. We previously obtained a financing commitment letter totaling $4,000,000 from a third party, to be provided as private equity placements on or before May 31, 2001, which management believed was adequate to fund our operations in 2001. The funding party did not provide the financing within the terms of the commitment, and to date, no funds have been received thereunder. Upon the lapse of the commitment deadline, management believed our best interests would be served by accommodating the funding party's interest in seeking to arrange substitute financing with other accredited investors on a best efforts basis, and waiving the funder's prior unconditional commitment therefor. We and the funding party have verbally agreed to allow the funding party to seek substitute financing through November 30, 2001. As the result of the foregoing events and since the $3,210,000 loan from the Lancer entities matures on February 28, 2002, we are currently seeking funding from other sources.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders' deficit and does not have the necessary funds to repay its debt, which is all due February 28, 2002. As operations have not generated sufficient amounts of cash, the Company has relied upon financing from outside investors to fund the current period operations. Debt holders are affiliates of the Company's largest shareholder and have extended the due dates of the notes several times during 2001. There is no guarantee that debt holders will continue to do so in the future. The Company's attainment of profitable operations and sufficient additional financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

As a result of the slower receipt of revenues from the sale of our X-traWeb products, we decided in July, 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management field (in part due to the current energy crisis experienced in parts of the United States), although we will continue to market our products in the areas of
(i) vending machines, (ii) security systems and (iii) food services equipment. We also decided to reduce the number of our employees, particularly in the engineering and administrative areas, and also closed our office in Kansas City, Kansas. Thus, as of October 31, 2001, we had a total of 33 employees, a reduction of 15 from the total of 48 employees we had as of January 1, 2001.

In summary, we are fully aware that anticipated revenue increases from sales of our X-traWeb(TM) products and our proprietary radios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, we would have to effect additional reductions in product development and marketing costs, which could impact the timing and ultimate amount of future revenues.

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

Senior Secured Indebtedness Financing

(a)      May 17, 2001 Financing

         On May 17, 2001, the Company entered into an investment arrangement consisting of (a) $2,250,000 principal amount of its Senior Secured Convertible Notes (the "2001 Notes") and (b) warrants to purchase 1,125,000 shares of Common Stock of the Company to Lancer Offshore, Inc., an affiliate of the Company's largest stockholder, in a private placement transaction exempt from registration under the Act, subject to the following terms and conditions.

1. The 2001 Notes bear simple interest at the rate of 15% per annum and mature on September 15, 2001, unless they are mandatorily converted into shares of our Common Stock prior to such date.

2. Under the 2001 Notes, we received the principal amount of $1,125,000 on May 17, 2001, issued a Note for such amount. The holder agreed to loan the additional amount of $1,125,000 on or before July 15, 2001, provided that we raised a minimum of $2,000,000 in equity from persons other than Michael Lauer and his affiliates, including Lancer Offshore Inc., Lancer Partners L.P., and The Orbiter Fund Ltd.

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

(g) Special Risk Factor - - One Principal Stockholder May Increase His Control of Us

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Financial Statements of the Company, including Unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flows and Notes to Unaudited Condensed Consolidated Financial Statements as of December 31, 2000 and September 30,2001 and for the three months and nine months ended September 30, 2001 and 2000, and the Exhibits which are listed on the Exhibit Index reflected below.

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


DATE:     January 09, 2002

                                         WORLD WIRELESS COMMUNICATIONS, INC.

                                         By: /s/ David D. Singer
                                            ------------------------------------
                                            David D. Singer
                                            President, Chief Executive Officer


                                         By: /s/ Robert W. Hathaway
                                            ------------------------------------
                                            Robert W. Hathaway
                                            Vice President Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
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

         10.11    Agreement (undated) between the Company, Xarc Corporation and
                  Donald J. Wallace relating to the Company's acquisition of Xarc Corporation*

         10.12 Promissory Note dated December 4, 1997, by the Company, payable to William E. Chipman, Sr. in the principal amount of $125,000*

         No.      Description
         ---      -----------
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

         10.26 Agreement between KME and the Registrant dated as of March 1, 1998 relating to the Panasonic MicroCast System*

         10.27 General and Mutual Release Agreement between the Registrant and Phil Acton dated November 2, 1998*

         10.28 Agreement and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated November 25, 1998*

         No.      Description
         ---      -----------
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

         10.36    Settlement Agreement and Mutual Release between Internet
                  Telemetry Corp. and the Registrant, dated as of August 7, 2000.*

         10.37    Financing Commitment Letter between the Registrant and Insight
                  Capital LLC dated April 2, 2001.*

         10.38    Loan Agreement by and among the Registrant and Lancer \
                  Offshore, Inc. Noteholders dated as of May 17, 2001, together with the Notes, Warrant, Pledge/Security Agreement,
                  Subordination Agreement, and Registration Rights Agreement.*

         10.39 Amended and Restated Loan Agreement by and among the Registrant, Lancer Offshore, Inc. and Lancer Partners L.P.
                  dated as of August 7, 2001, together with the Note, Warrant, Amended and Restated Pledge / Security Agreement,
                  Subordination Agreement, Pledgee Representation Agreement and the Amended and Restated Registration Rights Agreement.*

         10.40    Amendment of Agreements by and among the Registrant and Lancer
                  Offshore, Inc. and Lancer Partners L.P. dated September 14,
                  2001.*

-------------

*   Filed previously

+   Management contract or compensatory plan or arrangement filed previously.