Form 10-K/A
period 2000-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-01-15
CIK 1031744

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

    WORLD WIRELESS COMMUNICATIONS, INC. (Registrant)

Dated: January 14, 2002             By: /s/ David D. Singer
                                    -----------------------------
                                    David D. Singer, Chairman of the Board
                                    of Directors, President and Chief
                                    Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                              TITLE                        DATE
-----------------------           -----------------------------        ---------
   /s/ David D. Singer            Chairman of the Board                January 14, 2002
----------------------            of Directors, President,
       David D. Singer            Chief Executive Officer,
                                  and Director

   /s/ M. Robert Carr             Director                             January 14, 2002
---------------------
       M. Robert Carr

   /s/ Charles Taylor             Director                             January 14, 2002
---------------------
       Charles Taylor

  /s/ Malcolm P. Thomas           Director                             January 14, 2002
-----------------------
      Malcolm P. Thomas

  /s/ Robert Hathaway             Vice President - Finance and         January 14, 2002
---------------------             Chief Financial Officer,
      Robert Hathaway             (Principal Financial Officer
                                  and Principal Accounting Officer)

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