Form 10-K
period 2001-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-04-01
CIK 1031744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No Fee Required] For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No Fee Required]

For the transition period from              to

Commission file 001-15837

WORLD WIRELESS COMMUNICATIONS, INC.
(Name of registrant in its charter)

Nevada	87-0549700
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5670 Greenwood Plaza Boulevard, Penthouse, Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number            (303) 221-1944

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [            ] Not applicable.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average of the high and low price at which the stock was sold, as of February 28, 2002, was $11,927,093.

As of February 28, 2002 there were 31,387,087 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS

Overview

World Wireless Communications, Inc. (the “Company”, “we” or “us”) is a developer of wired and wireless telemetry (which is the monitoring, collection and transmission of data by wire or radio from remote sources) and remote control systems. By leveraging our experience developing low-cost, reliable communications systems, we have created the latest generation of technology to monitor and control various remote devices through the internet.

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

Current Status

We have completed development and testing of the core systems and sub-systems comprising our internet technology, and are currently engaged in implementing the first phase of our near-term plan—the introduction of our products and services to selected customers in major target markets to establish test installations for a variety of commercial and industrial applications.

While our X-traWeb™ technology has a wide range of diverse applications, we originally targeted four principal areas to focus our sales: (a) vending machines; (b) facilities management and automatic meter reading;(c) security systems; and (d) food services equipment. As a result of the slower receipt of revenues from the sale of our X-traWeb™ products, we decided in July 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management fields (in part due to the recent energy crisis experienced in parts of the United States), although we will continue to market our products in the areas of (i) vending machines, (ii) security systems and (iii) food services equipment. We also decided to reduce the number of our employees, particularly in the engineering and administrative areas, ceased the operations of our Italian subsidiary and also closed our office in Kansas City, Kansas. Thus, as of December 31, 2001, we had a total of 29 employees, a reduction of 19 from the total of 48 employees we had as of December 31, 2000. We will continue to market our products in Italy through our wholly-owned Delaware subsidiary, X-traWeb, Inc.

Our current and former customers include FreedomPay.com (which sells cashless vending machines), Enodis Chains PLC (the largest manufacturer of equipment for fast food vendors), a subsidiary of the U.K.-based Enodis, National Gas Automation Inc. (a developer of a liquid propane gas monitoring system), RealTime Data (a vending machine operator) and Midwest United Energy (which provides natural gas to the agricultural irrigation market). Our current and former alliance partners include Texaco Natural Gas Inc. (for marketing to the natural gas industry), Co-operative ConNEXTions, LLC, (a provider of products and services to rural distribution cooperatives in the Western United States), Novar Controls Corp. ( a supplier of advanced building automation control systems), Fracarro Radioindustrie S.p.A. (a supplier of satellite-based video distribution), and Audiotel S.p.A. (which is marketing certain of our X-traWebTM products in Italy). We also had relationships with Kyushu Matsushita Electric Co. Ltd. (“Panasonic”), Motorola, Inc. and Williams Wireless Inc. dba Williams Telemetry Services, a subsidiary of the Williams Company (“Williams”).

Industry

Commercialization of the Internet began in the mid-1980s, with e-mail providing the primary means of communication. However, it was the Internet’s World Wide Web, which provided a means to link text and pictures, which led to the blossoming of e-commerce and sparked the explosive growth of the Internet in the 1990s. Today, millions of people around the world send and receive information, and purchase products and services through the Internet. The potential of such a large and still-growing market has led many business analysts to consider e-commerce as a significant business opportunity. The growth of the Internet is being driven by:

•	The increasing familiarity, acceptance, and use of the Internet by governments, businesses, and consumers;

•	The large and growing number of personal computers (“PCs”) installed in homes and offices;

•	The decreasing cost of PCs and related peripherals;

•	The growth and development of technologies that use the Internet to report information about the use or maintenance of various devises;

•	The proliferation of Internet content;

•	Easier, faster, and less expensive access to the Internet; and

•	Significant improvements in network infrastructure and bandwidth.

We expect that corporate investment in technology using the internet will to continue to grow both in the U.S. and abroad over the long term future, despite the recent economic downturn and the recent reduction of anticipated growth in the telecommunications sector. For example, various members of the utility industry in California and other states have expressed an interest in obtaining real time data readings as a way of managing the flow of energy supply.

Our Technology

We are a leading developer of wired and wireless telemetry communications and remote control systems and products. We also develop digital radios in the 900 megahertz (“MHZ”)and 2.4 gigahertz (“GHZ”) bands. We have extensive experience in developing low-cost, reliable communications systems. By leveraging this experience, we have developed the latest generation of technology to monitor and control various devices through the internet.

At the heart of our strategy is the promotion of our communication systems designed to provide supervisory control of, and obtain data from equipment or devices in remote locations via the internet.

Our proprietary technology consists of three parts, of which the first is our “X-NodeTM”. The X-NodeTM is a miniature web server compacted into a one square inch circuit board, which often requires less than 2 kilobytes of memory. This miniature web server collects information from a remote piece of equipment (e.g., vending machine, natural gas meter, and the like) and makes that information available via the Internet.

The second part of the technology is our product for large-scale installations, the “X-GateTM”. The X-GateTM is an Internet gateway that can collect information over a wired or wireless network from a substantial number of X-NodesTM (e.g., an array of vending machines), and transmit the information to an information repository via the

Internet. This transmission device provides the connection to the Internet and translates the data between the connected devices and formats it for use on the Internet. The X-GateTM offers distinct advantages over the more commonly used gateway—the personal computer—in that it requires no human intervention and incorporates advanced technologies to ensure performance and reliability.

Completing our technology is our business-to-business web site, located in the Denver, Colorado area. This database-driven site collects the operations and transactional data which has been transmitted from a customer’s remote equipment, then stores it securely for delivery to authorized customer personnel in raw form, or processed and formatted into standard or customized reports using software we employ.

Following is an illustration of a typical design for our communication systems:

Competitive Advantages

Our	technologies offer customers a number of advantages, including, without limitation:

—	Open architecture solutions that do not use proprietary protocols, and components that are fully compatible with most important Internet protocols;

—	Use of a standard web browser and Internet tools (such as Java) to monitor and control remote equipment and functions from any Internet-accessible location;

—	Wireless technology option that eliminates the need for additional (and generally costly) electrical, telephone, or other “hardwired” systems at remote locations;

—	Highly durable components that can operate in a wide range of environmental conditions;

—	Ease of installing, configuring, bringing online, and maintaining or replacing components;

—
Software embedded in a chip that allows customized configuration of equipment already possessing embedded micro-controllers, which collect, process and transmit information like a standard computer; and

—	Software embedded in a chip that allows automatic updating of micro-controller functions from a remote location to reflect changes in customer needs and specifications.

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

Phase One.    During Phase One, in which we are currently engaged, we are debuting our unique combination of telemetry technologies by providing them to selected Fortune 1000 and other customers. During this phase, we are focused on selling the wide-ranging capabilities of our unique technological approach by working with our customers to design and configure our products and services that address their specific industrial, internet communication needs, while building a database of standardized technology configurations that can be used or easily adapted for a variety of applications. Throughout the process, we will seek to establish ourselves as a recognized “brand” for innovative, technologically advanced products and services. This phase will continue for each industry application until the related products reach maturity.

Phase Two.    During Phase Two, we plan to leverage our design and engineering experience to expand our market for products and services by offering product and service packages for applications in a variety of industries as described in “Current Status” above. The basic products will be designed to plug in and be ready for use or, if necessary, they can be readily configured—even by customers. During this phase, we plan to develop new applications for our technologies, along with a selection of value-added web-based services, to strengthen our ties with our established customers and extend our reach into new markets. The implementation of this phase in our strategic growth has been delayed as the result of slower than anticipated sales in our target markets and our focus on automated meter reading, as described in “Current Status” above.

Phase Three.    During Phase Three, we expect to evolve into an industry-specialized, customer-only Internet Application Service Provider, whereby our customer data can be accessed through our business-to-business website, that will focus on customer web and data hosting. We envision such a step as a natural and necessary extension of our technology products and services package in order to ensure uninterrupted 24-hour access to operations-critical remote data by our customers. We offer such hosting services to customers upon sale of our products and services to such customer. We commenced such phase in 2001 on a limited basis.

Products and Services

X-traWebTM Products

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

Our existing X-traWebTM products which are available for sale are listed below. These typically are sold as part of a specifically-designed installation for any particular customer.

The X-NodeTM

The X-NodeTM is a small (approximately 1 inch by 1 inch printed circuit board that possesses less than 2 kilobytes of memory), fully functional micro-controller which collects, processes and transmits information, and can provide wired or wireless internet access. X-NodesTM are extremely durable in most environmental conditions, have low manufacturing costs, and can be attached easily to a wide variety of existing equipment for the purposes of remotely monitoring and controlling the equipment over the Internet.

Each X-NodeTM has various input and output capabilities, and allows flexible programming and extremely rapid execution speed.

The circuit board permits the installation of our flexible software programs to be done automatically during the manufacturing process. The embedded software program is also designed to allow us, from a remote location, to quickly, easily, and inexpensively update the functions of an X-NodeTM to respond to changes in customer needs.

X-NodesTM can be used singly by connecting one to a piece of equipment and adding a modem for Internet connection. In situations with multiple devices, where more than one X-NodeTM is required, customers can use our X-GateTM to link the X-NodesTM into a self-contained communications network and manage the network. A substantial number of X-NodesTM may be linked on a wired or wireless basis to a single X-GateTM.

The X-NodeTM is illustrated below:

The X-GateTM

Our X-Gate is an approximately 4 inches by 7 inches printed circuit board with a flexible range of onboard memory reaching as much as eight megabytes. It serves as a data collecting and transmitting system, collecting data sent by one or more X-NodesTM and transmitting such data on a wired or wireless basis through the internet to a web and data hosting server maintained by us or our customer.

Each X-Gate has a micro-controller and various input and output capabilities. The X-GateTM is our proprietary communication system that serves as an alternative to the personal computer. Each is typically installed near telephone lines, network connections, or other communication lines. In the event of a power outage or brownout, the unit will automatically reboot and continue operation without human interference.

Our current X-GateTM models incorporate a modem interface, an ethernet interface, and wireless interfaces. Equipment that is concentrated in a single location can be hardwired directly to the X-GateTM. In situations where the equipment is impractical to hardwire or spread over a wide area, X-NodesTM can be linked together in substantial numbers to an X-GateTM through our wireless technologies. We have developed three different versions of our X-GateTM which provide different levels of functionality depending on a customer’s specific needs. Two such versions are geared toward industrial applications and the third supports energy management systems, including commercial and residential sites

The X-GateTM is illustrated below:

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

There are two methods for employing spread spectrum, frequency hopping and direct sequence. In frequency hopping systems, the carrier frequency of the transmitter abruptly changes (or “hops”) in accordance with an apparently random pattern. This pattern is in fact a pseudo-random code sequence, with the order of the frequencies taken from a predetermined set as dictated by the code sequence. The receiver employs the same pseudo-random code sequence and, once the transmitter and receiver are synchronized, the communication is essentially narrow-band on each frequency in the sequence.

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

Our line of 900 MHZ spread spectrum radios includes the 900 SS Hopper, a frequency hopping spread spectrum radio that offers reliable communications in a variety of environments.            The Hopper features transmission speeds of up to 56 kilobytes per second and a range of up to 25 miles, line of sight, depending upon conditions and antenna selection. This radio received an award as the “best of show” in 1999 at a trade show in Baltimore, Maryland.

In addition, the 900 SS MicroHopper—a miniature version of the Hopper—offers a smaller form-factor and lower power-consumption for short range applications. Measuring just 2.2 inches by 1.75 inches, the MicroHopper is suited for applications where size and cost are important considerations.

Both frequency hopping spread spectrum radios employ our proprietary encrypting technology. This coding technology is a major innovation in wireless communications, which substantially reduces the overhead inherent in other coding methods. It adds security, increases throughput efficiency and provides faster effective communications speeds at a much lower cost.

We also offer the 900 SS Direct—either as a direct sequence or frequency-hopping combined transmitter and receiver (i.e. a transceiver), capable of transmitting data up to 40 kilometers, line of sight.

Antennas

We also manufacture and sell antennas. Our Gonic, New Hampshire based subsidiary, TWC Ltd., maintains approximately 80 different design executions of specialty antennae for use in law enforcement, marine, and custom applications.

Customer Support and Services

We support our customers with a range of services designed to help integrate our products into our customers’ systems. This support includes engineering consultation with every developer kit purchase, customer satisfaction and quality control programs, and in some cases complete turn-key solutions for large projects.

Sales and Marketing

We believe we are positioned to capitalize on trends in many targeted segments of the telemetry market (including, without limitation, automatic meter reading, fast food services equipment, facilities management, asset management and security systems) through our ability to penetrate and establish a market presence with products and services designed to meet industry-specific needs. Our marketing strategy hinges on our establishing a strong reputation as a provider of reliable and technologically superior wireless Internet-based telemetry services to a diverse customer base. To achieve our goals of substantial growth and penetration of our target markets, we have developed a strategic marketing plan that provides for the development and expansion of long-term sales channels through which we can sell our X-traWeb solutions well into the future.

Our marketing strategy involves a combination of in-house sales and marketing personnel, independent authorized agents, strategic marketing alliances, joint-ventures and direct sales. These will be enhanced and supported by secondary direct marketing, advertising, promotions and public relations efforts.

By virtue of the monthly burn-rate (i.e. the excess of expenditures over revenue received, in each case on a cash basis) ceiling of $250,000 effective for the month of September 2001, and $375,000 for each month thereafter as set forth in our recent secured financing, we are severely limiting our marketing activities while the 2001 Notes remain outstanding (see “Senior Secured Indebtedness Financing” under Item 5 and Item 7 – “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity”).

Direct Sales Organization

During the early launch stages of our marketing program, our senior management is managing and conducting our marketing activities for our X-traWebTM products and services. A target market-oriented, direct sales organization has been established that has responsibility for specific geographic regions, and coordinates the activities of outside marketing partners, including value-added resellers and information technology consultants within those regions. Currently, there are three employees focused on direct sales in the United States. We also engage independent commission agents to market our products in the energy and other targeted markets.

As we expand our operations, we plan to hire additional sales personnel, or engage additional independent commission agents, to cover new markets and augment the services of sales and marketing personnel in certain larger markets.

Strategic Marketing Alliances

As an integral part of our marketing program, we are establishing strategic marketing alliances with outside companies that have strong influence within the respective target markets for our X-traWebTM products and services. We will seek to align ourselves with partners that are capable of substantially accelerating our penetration of a target market or of adding material value to our marketing program through the reduction of costs, managerial infrastructure, and other economic advantages. We have implemented a sales plan targeting and pursuing prospective customers through organizations such as management consulting firms, computer networking consultants and value-added resellers.

We are in discussions to form marketing alliances in the residential security, facilities management and Internet sectors. Moreover, we have formed several such alliances to date in the natural gas and energy sectors. Our staff formerly worked with Texaco Natural Gas Inc. to market our X-traWeb products to customers in the natural gas field. We are also working with Cooperative ConNEXTions, LLC to market our X-traWeb products and services to rural electrical utilities operating in approximately 16 states west of the Mississippi River.

Our technology offers these co-marketing partners a value-added component to the services already being provided to their existing customers. These co-marketing partners provide us with a credible avenue of introduction to other potential customers for our products and services.

Advertising and Promotions

An integral part of our long-term marketing plan is the generation of awareness within the target markets for our products and services. We allocate a portion of our budget toward ongoing advertising, promotions, and public relations activities, including direct mail, trade print media advertising, trade show participation and sales personnel incentives. To reach an even wider audience as we continue to develop widespread awareness of our portal and proprietary telemetry solutions, we plan to implement an advertising and promotional support program designed to:

•
Establish X-traWeb as a recognized “brand name” that is especially familiar to decision-makers within our target markets, and synonymous with premier-quality technology and products, highly effective services and tangible cost efficiencies;

•	Enhance our branding efforts through the use of industry experts to promote our product and services;

•	Position our technological capabilities, management, products, services and level of support as an industry standard.

We	also plan to implement advertising in trade publications on a regular basis.

We have appointed a public relations firm, with substantial expertise in the information technology industry, to assist us in the development and execution of periodic public relations campaigns, including campaigns coordinated with new product introductions in existing markets and expanded introductions to new markets. We have also highlighted our activities through occasional articles in trade publications and national business newspapers.

We have participated in regional, national and international trade shows that are conducted for industries that comprise our target markets, including telemetry and Internet technology industry trade shows (such as the annual trade show Cibet in Hannover, Germany and Comdex in Las Vegas, Nevada). We intend to maintain a regular presence at key trade shows throughout our development, and use our presence at such events to not only attract customers, but also generate follow-on marketing opportunities, subject to budget constraints imposed by the terms of the 2001 Notes.

In the past we have invested heavily in such advertising and promotions. In 2000 we spent approximately $850,000, and in 2001 we spent approximately $447,000, in such activities. However, our budget constraints have significantly curtailed these advertising plans, and we anticipate spending only $300,000 to execute the marketing and promotion plans during 2002. Because of our limited resources, and restriction on our spending, it is possible that we will further curtail these activities.

Research and Development

We invest significantly in research and development activities. These activities consist of proprietary development on our spread spectrum radios and X-traWebTM products and services. We plan to continue to invest in research and development in the future, subject, however, to the limitation that we cannot incur a monthly burn-rate greater than $375,000 in any month, while the 2001 Notes are outstanding. Thus, our research efforts will be significantly curtailed during such period. Also, in October, 2001 we closed down our Kansas City office, where our research and development activities were primarily conducted.

We will continue to engage in research and development activities for our own products, on a limited basis as discussed above. Current and future projects include new spread spectrum transceivers in the 2.4GHz band, improving X-traWebTM products to enable plug-and-play developer kits, improved X-traWeb™ components such as the X-traCamTM, a camera that captures video images and transmits them to the internet without the use of a personal computer where they can be viewed using a standard browser, and similar projects.

Manufacturing

Until December 31, 1999, we also performed manufacturing services for other manufacturers and vendors of medical, communications, computer graphics and consumer electronic products at our Salt Lake City manufacturing facility, and sold antennas from our Gonic, New Hampshire facility.

We discontinued our direct manufacturing operations effective as of December 31, 1999, and now outsource the manufacturing activities of our products through third parties (except antennae which we manufacture directly). These third-party manufacturers include a Taiwan-based company and several domestic manufacturers.

Contract Design and Development

General

At the present time, we are not seeking design and development service contracts except in “partnering” situations in which we would have an ownership interest in the products and/or technology which are the subject of the contract and which promote the sale of our proprietary products, such as our X-traWebTM products. For example, we typically provide certain engineering services for the application of our X-traWebTM products for use in a specific application or applications desired by a vending machine manufacturer or a manufacturer of fast-food restaurant equipment or for installation in the monitoring of a gas pipeline or the control system in a refrigeration storage unit or office management system.

Formerly, we were engaged in providing engineering, design and development services to client specifications on a fee for services basis. Under one significant contract, we developed a low-cost spread spectrum technology for use in certain products sold by Kyushu Matsushita Electric Co., Ltd. (“KME,” which is also known as Panasonic) which is more fully described below. We also developed devices for use in the automatic meter reading field for Williams Wireless, Inc., a wholly owned subsidiary of the Williams Companies.

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

During 2000, $447,049, or about 98.0% of the $457,194 royalty income we recognized was earned under this contract and we have not received any further royalties therefrom since such contract expired in September, 2000.

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

A key element of our competitive strategy is to align ourself with major manufacturers by developing proprietary products or technology for market leaders that can be incorporated into its “partner manufacturers” products. We formerly had a marketing alliance with Texaco Natural Gas Inc., and currently have such alliances with Cooperative ConNEXTions, LLC to market our X-traWeb products in the United States and with Audiotel S.p.A. for marketing such products in Italy. We previously licensed low-cost spread spectrum technology for use in certain products sold by Panasonic (which agreement expired in September, 2000) and entered into a VAR Agreement with Motorola, Inc. to sell its MOSCAD Remote Terminal Units. We also believe that our agreements with KME (i.e., Panasonic), and Motorola, illustrate the manner in which we can “partner” with much larger, established companies to access mass markets for our proprietary wireless communications products and technology.

Our management has identified five primary competitors offering either telemetry-related products and services or web-enabled technologies:

•	Itron, a developer and manufacturer of automated meter reading solutions, including wired and wireless automated meter reading devices;

•	Spyglass, Inc. which develops software and firmware, including web-enabling firmware for embedded microcontrollers;

•	emWare, a provider of distributed embedded device networking software that provides Internet connectivity for any device that scales from 8-bit microcontrollers to 32-bit microprocessors;

•	Connect One, a developer and manufacturer of Internet connectivity solutions that enable devices to connect to the Internet without requiring a PC; and

•	Phar Lap Software, Inc., a provider of realtime operating systems and software development tools for applications.

While each of these companies offers products and/or services that have some parallels to those provided by X-traWeb, none currently provides, to our knowledge, the type of cost-effective, total solution approach that we do. In addition, we believe we combine successfully all of the necessary technical elements with the additional capability for wireless system integration and communications.

In addition, our management has identified two key competitors in the radio products field. However, our management believes that our radios provide better performance at a lower price for comparable radios offered by such companies.

Employees

As of December 31, 2001 we had 29 employees. Of these employees, 3 were classified as executive, 11 as administrative personnel, 11 as engineering, and 4 as sales and marketing. Our employees do not belong to a collective bargaining unit, and we are not aware of any labor union organizing activity.

Patents and Intellectual Property

We believe that reliance upon trade secrets, copyrights and unpatented proprietary know-how in conjunction with the development of new products is at least as important as patent protection in our business since most patents provide fairly narrow protection, and are of limited value in areas of rapid technological change. Further, patents require public disclosure of information that may otherwise be subject to trade secret protection. We presently own two United States patents covering antenna technology, and have a United States patent which covers “spread spectrum” demodulation technology. “Spread spectrum” communication is a method for transmitting and receiving coded information that is resistant to interference due to the fact that the transmission is spread over a large bandwidth. This method requires, however, that both the transmitter and the receiver have the same spreading code

(i.e., a pre-determined, fixed pattern) used to spread the information over the larger bandwidth. The purpose of the technology covered by our spread spectrum patent is to recover and remove the spreading code from a transmission signal, and thus obtain the original information, in a simpler, less expensive manner.

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

In addition, during 1998 we filed a United States patent application for each of two separate software codes. Furthermore, during 2000, we filed four U.S. patent applications on various operating aspects of the X-traWebTM system, although we cannot assure you that any patents will be issued to us.

Williams Wireless, Inc. (“Williams”) raised a claim that we violated the non-competition provisions of their agreements by allegedly marketing X-traWebTM products in the telemetry meter reading applications. We, in turn, claimed that Williams Wireless, Inc. failed to satisfy all of its duties under its various agreements with us. While we believed that Williams’ claim was properly disputable, the parties orally agreed to enter into a settlement agreement and mutual release. On March 8, 2000, before such settlement agreement was concluded, Williams sold substantially all of its assets and business, including its agreements with us, to an unrelated party, Internet Telemetry Corp. (“ITC”), and thereafter we resolved this dispute amicably.

We and ITC entered into a settlement agreement and mutual release dated as of August 7, 2000, which contained the following key elements:

(a)	each party released the other of any claims under the Williams’ agreements with us, and the parties terminated such agreements in all respects;

(b)
we agreed to grant ITC a perpetual, non-exclusive irrevocable royalty-free worldwide license to manufacture, use and sell our MicroHopper radio, as configured on the date of our agreement, as a component of ITC’s telemetry systems or products, and to manufacture, use and sell such radio only when incorporated into ITC’s telemetry systems or products;

(c)	each party agreed to allow the other party to resell the other’s products pursuant to a standard resellers agreement adopted by such party; and

(d)	each party agreed to indemnify the other from any claims arising under such agreement. We believe that this agreement will have no material adverse effect on our business.

We have not filed any patent applications in foreign countries.

ITEM 2.    PROPERTIES

As of December 31, 2001, our executive offices and principal administrative offices are located at 5670 Greenwood Plaza Boulevard, Greenwood Village, Colorado in approximately 10,441 square feet of space which is leased at a monthly cost of $18,594 for base rental and allocable common area maintenance charges. We also pay for certain utility expenses. The five-year lease for these premises expires on December 31, 2005.

In addition, we continue to operate our facility in Gonic, New Hampshire of approximately 5,000 square feet at a monthly rent of $2,400. Prior to November 30, 2001 we also maintained leased offices in Overland Park, Kansas of approximately 2,850 square feet at a monthly rent of $3,444 which we discontinued at such time.

We believe that our facilities are satisfactory for our present scale of operations.

We have obligations under various equipment leases which are not material.

ITEM 3.    LEGAL PROCEEDINGS

On February 20, 2001 the Pinnacle Fund L.P., Barry M. Kitt and Tom and Denise Hunse filed a lawsuit against us with respect to the purchase of a total of 230,000 shares of our common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of our failure to file a registration statement on or before December 31, 2000. The lawsuit is currently pending in the United States District Court for the District of Utah. The case is in the discovery stage, with certain parties having exchanged documents and written responses to questions asked. In December, 2001 the District Court in Utah approved the plaintiffs’ motion for leave to amend their pleadings to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director and a former officer, Kevin Childress) and to assert an additional cause of action against them for the underlying state law securities claim against the Company, and new causes of action against the Company for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer. The Company and individual defendants recently filed answers to these new claims in the case.

We believe that we have meritorious defenses to such action and intend to prosecute our defense of the action vigorously, but there can be no assurance as to the outcome thereof. We will also vigorously contest these new additional claims and believe we have meritorious defenses to these new claims, and it is anticipated that the individual defendants named in the lawsuit will do the same, although we cannot assure you of the result in such lawsuit.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our shareholders during the fourth quarter of 2001.

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our shares of Common Stock are traded on the American Stock Exchange under the symbol “XWC”. The high and low per share price of the shares of our Common Stock and the dividends that were paid thereon for 2000 and 2001 were as follows:

	2000			2001
Quarter	High	Low	Dividend	High	Low	Dividend
1st	7.875	2.875	$0	2.00	0.68	$0
2nd	5.25	2.50	0	0.97	0.40	0
3rd	4.375	2.625	0	0.59	0.15	0
4th	3.75	1.375	0	0.88	0.25	0

At December 31, 2001 we had approximately 2,550 beneficial owners of our shares of Common Stock.

Dividend Policy

We have not paid any dividends on our shares of Common Stock to date and do not anticipate paying any dividends in the foreseeable future.

Sale of Securities

We made sales of shares of our securities during the fourth quarter of 2001, each of which is exempt from registration under the Act, as set forth below:

(a)
As of October 3, 2001, we issued (i) a Senior Secured Note in the principal amount of $25,000 (described immediately below) and (ii) a warrant to purchase 12,500 shares of our Common Stock at an exercise price of

$0.30 per share to Lancer Partners L.P. an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(a)
As of October 3, 2001, we issued (i) a Senior Secured Note in the principal amount of $85,000 (described immediately below) and (ii) a warrant to purchase 42,500 shares of our Common Stock at an exercise price of $0.30 per share to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(b)
As of October 9, 2001, we issued (i) a Senior Secured Note in the principal amount of $175,000 (described immediately below) and (ii) a warrant to purchase 87,500 shares of our Common Stock at an exercise price of $0.30 per share to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(c)
As of October 29, 2001, we issued (i) a Senior Secured Note in the principal amount of $175,000 (described immediately below) and (ii) a warrant to purchase 87,500 shares of our Common Stock at an exercise price of $0.30 per share to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(d)
As of November 14, 2001, we issued (i) a Senior Secured Note in the principal amount of $1,000,000 (described immediately below) and (ii) a warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.30 per share to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(e)
As of November 14, 2001, we issued a warrant to purchase 2,000,000 shares of our Common Stock at an exercise price of $0.05 per share to Capital Research Ltd. in consideration of financial services rendered. We believe that Capital Research Ltd. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

Senior Secured Indebtedness Financing

(a)	May 17, 2001 Financing

On May 17, 2001, the Company sold an investment unit consisting of (a) $2,250,000 principal amount of its Senior Secured Convertible Notes (the “2001 Notes”) and (b) warrants to purchase 1,125,000 shares of Common Stock of the Company to Lancer Offshore, Inc., an affiliate of the Company’s largest stockholder, in a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”), subject to the following terms and conditions.

1.
The 2001 Notes bear simple interest at the rate of 15% per annum and were to mature on September 15, 2001, unless they were mandatorily converted into shares of the Company’s Common Stock prior to such date.

2.
Under the 2001 Notes, the Company received the principal amount of $1,125,000 on May 17, 2001 and the holder agreed to loan the additional amount of $1,125,000 on or before July 15, 2001, provided that the Company raised a minimum of $2,000,000 in equity from persons other than Michael Lauer and his affiliates, including Lancer Offshore Inc., Lancer Partners L.P., and The Orbiter Fund Ltd.

3.
The 2001 Notes are secured by a first security interest of substantially all of the Company’s assets, including its machinery, equipment, automobiles, fixtures, furniture, accounts receivable and general intangibles, including patents, patent applications and any stock in any subsidiary.

4.
Under the 2001 Notes, the Company and Lancer Offshore, Inc. may jointly agree to increase the amount of the loan to a total of $5,000,000 with a pro rata increase in the amount of Warrants issuable by the Company.

5.
The 2001 Notes were mandatorily convertible into shares of our Common Stock at the rate of $0.50 per share (i.e. one share for each $0.50 of debt) upon (i) our receipt of approval of our shareholders at a meeting of such conversion and (ii) our receipt of $2,000,000 in equity from persons other than Michael Lauer and his affiliates on or before December 31, 2001.

6.	The Company agreed to give Lancer Offshore, Inc. registration rights with respect to the shares issuable upon conversion of the 2001 Notes and upon exercise of the warrants granted to it.

7.
Any event of default under the 2001 Notes will require the issuance of 1,000,000 shares of our Common Stock commencing with the month in which such default first occurs and thereafter in each such month in which such default is not cured, up to a maximum amount of 10,000,000 shares of our Common Stock.

8.
The warrants issued and potentially issuable to Lancer Offshore Inc. had an exercise price of $0.50 per share, expire on the fifth anniversary date of the date of issuance and may be exercised in whole or in part, but the shares subject thereto are issuable only upon the approval of such issuance by our shareholders at a meeting. The Company issued a warrant to purchase 562,500 shares of its Common Stock, expiring on May 16, 2006, as a result of the loan of $1,125,000 to us.

9.
The Company agreed to pay a finder’s fee to Capital Research Ltd. and Sterling Technology Partners of a total of 10% of the gross proceeds received by us on the sale of the 2001 Notes payable on each closing of a tranche of the financing under the 2001 Notes.

On May 17, 2001, the average of the high and low price per share of the Company’s Common Stock was $0.675, which was higher than the conversion rate of one share for each $0.50 of debt and the exercise price of each warrant of $0.50 per share.

(b)	August 7, 2001 Financing

The Company failed to meet the conditions described in item 2 above on the May 17, 2001 financing by July 15, 2001. As a result, on August 7, 2001, Lancer Partners L.P., another affiliate of our largest stockholder, agreed to loan us an additional $875,000 as part of the 2001 Notes on the following terms and conditions:

1.
Lancer Partners L.P. agreed to loan the Company the additional amount of $350,000 on August, 2001 provided our Board approved the terms of the August 7, 2001 financing (which it did). The Company issued an additional 2001 Note for the $350,000 loan.

2.
Lancer Partners L.P. agreed to loan the Company $275,000 on or about September 15, 2001 and $250,000 on or about October 15, 2001, provided that the Company raised a minimum of $1,500,000 in equity from persons other than Michael Lauer and his affiliates, including Lancer Offshore Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before September 15, 2001. Each of these additional loans would mature on December 15, 2001 unless mandatorily converted into shares of our Common Stock.

3.
This tranche of $875,000 comprising the 2001 Notes is mandatorily convertible into shares of our Common Stock at the rate of $0.20 per share (i.e. one share for each $0.20 of debt) upon (a) the receipt of approval of our stockholders at a meeting of such conversion and (b) our receipt of $2,000,000 of equity from non-Lancer entities or affiliates by December 31, 2001.

4.
The Company agreed to issue additional warrants to purchase up to an additional 562,500 shares of our Common Stock if the entire $875,000 is loaned by Lancer Partners L.P. to the Company. As a result of the $350,000 loan made on August 7, 2001, the Company issued a warrant to purchase an additional 225,000 shares of our Common Stock, expiring on August 6, 2006, at an exercise price of $0.30 per share.

5.
The Company agreed as a condition to the August 7, 2001 financing to reduce its operating budget to a monthly burn rate (i.e. the excess of its expenditures over revenues received, in each case determined on a cash basis) of not greater than $250,000 effective September 1, 2001 and to curtail all its discretionary spending of funds until additional equity is raised.

6.
The Company agreed to provide Lancer Partners L.P. with fully executed loan agreements, Uniform Commercial Code and other filings and warrant agreements by August 15, 2001, which were executed and delivered by both parties on August 21, 2001.

7.	The terms set forth in the May 17, 2001 financing described in 1, 3, 4, 6, 7 and 9 apply with the same force and effect to the August 7, 2001 financing.

In addition, under the August 7, 2001 financing, the Company agreed to amend the May 17, 2001 financing as follows:

(i)  The $1,125,000 principal amount comprising a portion of the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of $0.20 per share (i.e. one share for each $0.20 of debt);

(ii)  The Company agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti-dilution protection in the event the Company sold shares of its Common Stock at a price of less than $0.20 per share during the one-year period commencing on May 12, 2001;

(iii)  The exercise price of the warrant to purchase 562,500 shares of our Common Stock was reduced to $0.30 per share which term will also apply to any additional warrants issued in such the financing transactions; and

(iv)  The maximum amount of shares of our Common Stock issuable in the event of continuing monthly defaults was increased to 12,500,000 from 10,000,000.

On August 7, 2001, the average of the high and low price per share of the Company’s Common Stock was $0.38, which was higher than the conversion rate of one share for each $0.20 of debt and the exercise price of each warrant at $0.30 per share.

(c)	September 2001 Financing

The Company failed to meet the condition described in Item 2 above on the August 7, 2001 financing by September 15, 2001. Despite such failure, Lancer Partners L.P. loaned the Company an additional $100,000 and $175,000 on September 6, 2001 and September 18, 2001, respectively, which loans were to mature on December 15, 2001. As a result thereof, the Company issued a separate note comprising part of the 2001 Notes to such party (which collectively are mandatorily convertible into 1,375,000 shares of our Common Stock at $0.20 per share) and also issued a warrant to purchase 87,500 shares of our Common Stock at $0.30 per share.

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

On September 8, 2001 and September 16, 2001, the average of the high and low price per share of the Company’s Common Stock was $0.255 and $0.235, respectively, which was higher than the conversion rate of one share for each $0.20 of debt, but lower than the exercise price of each warrant at $0.30 per share.

(d)	October and November, 2001 Financing

The Company again failed to meet the condition to raise additional equity financing of $1,500,000 on or before October 15, 2001. Despite such failure, Lancer Partners L.P. loaned the Company an additional $25,000 (bringing its total loan to the Company to $650,000 in principal amount) and Lancer Offshore, Inc. loaned the Company an additional $85,000 on October 3, 2001, $175,000 on October 9, 2001, $175,000 on October 29, 2001 and $1,000,000 on November 14, 2001 (bringing its total loan to the Company to $2,560,000 in principal amount), or a total loan from such parties of $3,210,000. As a result, the Company issued separate notes comprising part of the 2001 Notes and issued additional warrants to such parties to purchase 730,000 shares of the Company’s Common Stock at an exercise price of $0.30 per share, expiring in each case on a date in 2006 five years after the date of their respective issuance.

In addition, the parties agreed on November 14, 2001 to amend the entire 2001 Note financing as follows:

(i) The entire principal amount of $3,210,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion and (B) upon our receipt of $3,210,000 in equity from sources other than Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. on or before February 28, 2002.

(ii) The maturity date of the entire principal amount of $3,210,000 comprising the 2001 Notes was extended until February 28, 2002 (unless mandatorily converted into shares of the Company’s Common Stock prior to such date);

(iii) The amount of shares issuable in the event of a default was then increased to 1,605,000 shares of our Common Stock for each month in which a default exists and continuing until such default is cured, up to a maximum of 12,500,000 shares;

(iv) The Company agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti-dilution protection in the event the Company sold shares of its Common Stock at a price less than $0.05 per share during the one-year period commencing on November 14, 2001 (which was changed from May 12, 2001); and

(v) The finders fee payable on the transaction was increased by requiring the Company to issue a five-year warrant to Capital Research Ltd. to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share, which expires on November 13, 2006.

On October 3, October 9, October 29, and November 14, 2001, the average of the high and low price per share of the Company’s Common Stock was $0.36, $0.39, $0.36, and $0.39 respectively, which was higher than the conversion rate of one share for each $0.05 of debt and the exercise price of each warrant at $0.30 per share.

ITEM 6.    SELECTED FINANCIAL AND OTHER DATA

The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

	December 31,
	2001	2000	1999	1998	1997
Current Assets	$827,432	$4,151,263	$1,960,930	$1,725,770	$1,529,804
Net Equipment	369,453	575,475	192,252	1,038,645	1,133,263
Other Assets	489,987	243,149	425,032	1,372,175	7,469,957

Total Assets	$1,686,872	$4,969,887	$2,578,214	$4,136,590	$10,133,024

Current Liabilities	$4,336,461	$944,499	$6,087,067	$5,053,628	$1,815,903
Long-Term Liabilities	4,009	9,633	21,459	84,968	24,275
Mandatorily Redeemable Preferred Stock	—	—	950,000	—	—
Stockholders’ Equity (Deficit)	(2,653,598)	4,015,755	(4,480,312)	(1,002,006)	8,292,846

Total Liabilities and Stockholders’ Equity (Deficit)	$1,686,872	$4,969,887	$2,578,214	$4,136,590	$10,133,024

	For the Years Ended December 31,
	2001	2000	1999	1998	1997
Sales	$1,052,354	$1,714,833	$3,566,307	$4,309,691	$2,913,429
Cost of Sales	890,984	1,213,427	3,331,925	3,751,607	2,116,934

Gross Profit (Loss)	161,370	501,406	234,382	558,084	796,495

Total Operating Expenses	7,028,751	5,591,861	9,563,963	11,554,560	9,817,283

Net Loss From Operations	(6,867,381)	(5,090,455)	(9,329,581)	(10,996,476)	(9,017,788))
Interest expense	(1,196,098)	(132,586)	(3,556,097)	(1,813,208)	(43,779)
Other income	16,807	648,537	26,662	343,625	9,692

Net Loss	(8,046,672)	(4,574,504)	(12,859,016)	(12,466,059)	(9,051,875)
Preferred Dividends	—	6,400	1,000,658	—	—

Net Loss Applicable to Common Shares	$(8,046,672)	$(4,580,904)	$(13,859,674)	$(12,466,059)	$(9,051,875)

Basic and Diluted Loss Per Common Share	$(0.26)	$(0.16)	$(0.80)	$(1.11)	$(0.98)

Weighted Average
Number of Common
Shares Used in Per
Share Calculation	31,302,497	29,447,488	17,308,258	11,189,603	9,217,158

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect our business.

The following discussion should be read in conjunction with our Consolidated Financial Statements and respective notes thereto, and Selected Consolidated Historical Financial Data. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. In particular, estimates are required in the evaluation of allowances for impaired inventory and for doubtful accounts. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

2001 to 2000

We incurred a net loss applicable to common shares of $8,046,672 for 2001, or a $0.26 loss per share compared to a net loss applicable to common shares of $4,580,904 or a $0.16 loss per share, for 2000. This represents an increased loss in 2001 of $3,465,768 or 75.7% increase in the loss from 2000.

Revenues for 2001 decreased $662,479 or 38.6% compared to 2000, resulting from a decrease in royalty fees of $439,654, and a $180,232 decrease in revenue from the X-traWebTM product line. During 2001 and 2000, we derived our revenue as follows:

	Year Ended December 31,
	2001	2000
X-traWebTM	$270,372	$450,604
Radio products	764,442	690,377
Corporate	17,540	573,852

Total Revenue	$1,052,354	$1,714,833

During 2001, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line. In 2001 our revenue derived from the X-traWebTM product line included $105,768, or 39.1%, from engineering design services related to proof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services. In 2000, $243,730, or 54.1%, of our X-traWebTM revenue resulted from such engineering services. The overall decline in revenue from X-traWebTM products and services in 2001 compared to 2000 resulted primarily from the completion of two non-recurring customer contracts, and from our shift in July 2001 to the development and sale of products for the automated meter reading market, as discussed above in ITEM 1—“DESCRIPTION OF BUSINESS—Current Status.”

Our increased revenue from radio products, which totaled $764,442 for 2001, compared to $690,377 for 2000, resulted from increased unit sales.

Corporate revenues consist primarily of royalties. Because the license agreement with our primary customer expired by its terms in September 2000, royalty income dropped sharply in 2001.

During June 2000, we formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. Only $9,574 in sales were realized from the European operation during 2000, and only $725 in sales were realized during 2001. In November 2001, we ceased all operations of the Italian subsidiary.

Also during June 2000, we formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, although neither entity derived any revenues as of December 31, 2001.

Our cost of sales for 2001 compared to 2000 declined to $890,984 from a total of $1,213,427 in 2000, or a reduction of $322,443 or 26.6%. The resulting gross profit was $161,370, or 15.3% of sales, for 2001 compared to $501,406, or 29.2%, for 2000. This represents a decrease of 13.9% in gross profit margin percentage for the comparable periods. The decrease in gross margin results primarily from a $198,000 write-down in 2001 of our inventory from its original cost to its estimated fair value and the loss of high margin royalties in 2001.

Our research and development expenses decreased to $425,720 from $1,483,365, or by $1,057,645, or 71.3%, for the comparable twelve month periods ended December 31, 2001 versus December 31, 2000. Such decrease reflects the maturity of our product line, and the emphasis away from development and toward production and applications engineering. Research and development costs continue to relate to the ongoing application development of the X-traWebTM technology in 2001.

Our total selling, general, and administrative expenses amounted to $6,388,745 for 2001 compared to $5,614,732 for 2000, an increase of 13.7%. Selling and marketing expenses decreased by $806,359, or 39.1%, during 2001 versus 2000 reflecting a savings of $297,200 in employment expenses and $380,500 in advertising and consulting expenditures. General and administrative expenses in 2001 increased by $1,580,372, or 45.9%, over 2000, and resulted from (1) a decreased reduction in compensation expense related to stock options accounted for as variable options totaling $534,239 (2) an increase in employment expenses of $797,562, or 64.8%, resulting primarily from the shift from research and development to applications engineering (3) an increase in consulting fees of $158,740, or 29.2%, resulting from contract engineering, (4) an increase of $73,238,or 46.2%, in facilities rent, and (5) an increase of $191,228 and $122,221 of expenses resulting from the operations of our subsidiaries, X-traWeb Europe S.p.A. and TWC Ltd, respectively. These increased expenses were partially offset by a decrease in corporate travel related expenses of $395,847.

Interest income comprises most of other income and was $30,306 in 2001 compared to $337,618 in 2000, with the decrease directly attributable to decreased funds available for temporary investment. Interest expense increased to $1,196,098 during 2001 compared to $132,586 in 2000, due to the issuance of $3,210,000 principal amount of 2001 Notes to related parties between May and December, 2001 and the related amortization of the discount attributable to warrants and deferred placement fee of $444,670 and $565,350 respectively.

2000 to 1999

We incurred a net loss applicable to common shares of $4,580,904 for 2000, or a $0.16 loss per share, compared to a net loss applicable to common shares of $13,859,674 or a $0.80 loss per share, for 1999. This represents an improvement in 2000 of $9,278,770, or 66.9% decrease in the loss for 1999.

Revenues for 2000 totaled $1,714,833 compared to $3,566,307 during 1999, or a decrease of $1,851,474 or 52%, which resulted from a change in the strategic direction of our activities, i.e., our discontinuation of virtually all of our manufacturing activities and the commencement of our sale of X-traWebTM products. During the comparative years of 2000 and 1999, we derived our revenue as follows:

	For the Year Ended December 31,
	2000	1999
X-traWebTM	$450,604	$—
Radio products	690,377	789,167
Corporate	573,852	2,777,140

Total Revenue	$1,714,833	$3,566,307

During 2000, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line, and abandoned our contract and in-house manufacturing activities. Of the $450,604 in revenue derived from the X-traWebTM product line, $243,730 resulted from engineering design services related to proof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services.

Our business strategy continues to include revenue from radio products, which totaled $690,377 for 2000, compared to $789,167 for 1999, a decrease of $98,790 or 12.5%.

Contract manufacturing revenue decreased by $2,120,407 or 94.8% as the result of our exit from this activity (except for the manufacture of antennas). Finally, royalties contributed $457,194 of the $573,852 in revenue during 2000, or 79.7%, compared to $540,075 of $2,777,140, or 19.4% for 1999, a decrease of $82,881 or 15%. Since the license agreement with our primary customer expired by its terms in September, 2000, royalty income dropped sharply during the fourth quarter of 2000. During 2000, $447,049, or 97.8% of the $457,194 royalty income we recognized was earned under this contract and we will not receive any further royalties there from. Revenues related to contract manufacturing and royalties are reported under Corporate in the table above. The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued.

During June, 2000, we formed a new operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary is responsible for the development and sale of X-traWebTM products through European markets, commencing with the country of Italy. Only $9,574 in sales had been realized from the European operation as of December 31, 2000. In addition, we formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp. in June 2000, which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, although neither entity derived any revenues as of December 31, 2000.

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

Our research and development expenses increased to $1,483,365 from $1,318,963, or by $164,402, or 12.5%, for the comparable twelve month periods ended December 31, 2000 versus December 31, 1999. These costs continue to relate to the ongoing application development of the X-traWebTM propriety technology in 2000.

Our total selling, general, and administrative expenses amounted to $5,614,732 for 2000 compared to $5,192,902 for 1999, representing an increase of $421,830, or 8.1%. Selling and marketing expenses increased by $877,960, or 74%, during 2000 over 1999 and represents a significant increase in advertising, promotion, and sales related travel to market our X-traWebTM products as discussed above. Total general and administrative expenses for the comparable December 31, 2000 and December 31, 1999 period decreased by $456,130, or about 11.3%, and resulted from (1) a decrease in compensation expense related to stock options accounted for as variable options totaling $1,113,775, (2) a decrease in depreciation of $445,472, or 77.7%, and (3) a savings of $183,000,or 53.7%, in facilities rent due to the termination of the Salt Lake City lease. These expense savings were substantially offset by (1) an increase in corporate travel related expenses of $366,460 for promotion of X-traWebTM products, the opening of the X-traWeb Europe offices, and other international business opportunities, and (2) increases of

$865,864 in compensation and benefits, new stock exchange fees expense for the American Stock Exchange of $35,167, and an increase in the provision for doubtful accounts receivable of $84,339.

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

Liquidity and Capital Resources

Our liquidity at December 31, 2001 consist of cash and cash equivalents of $223,738, which represents a decrease of $2,873,886 over our cash and cash equivalents as of December 31, 2000. We had a working capital deficit of $3,509,029 at the end of 2001 compared to working capital of $3,206,764 as of the end of 2000.

Our liquidity decreased significantly due to cash used in operating activities of $5,781,563, caused primarily by our net loss. We funded our negative cash flow in 2001 by consuming most of our cash and cash equivalents on hand at the beginning of the year and by borrowing $3,210,000 from related parties during 2001 as discussed below (these borrowings are a component of the working capital deficit).

On May 17, 2001, we issued $1,125,000 of our 15% Senior Secured Convertible Notes to an affiliate of our largest stockholder, which were to mature on September 15, 2001 (unless mandatorily converted into shares of our Common Stock before such date). The 2001 Notes are secured by a first security interest in substantially all of our assets. In connection with the note issuance, we issued a warrant to purchase 562,500 shares of our Common Stock at $0.50 per share.

During the third quarter of 2001, we received an additional $625,000 in loans from an affiliate of our largest stockholder, comprising part of the 2001 Notes. In the fourth quarter of 2001, we received an additional $1,460,000 as loans from such affiliates. These additional loans are also part of the 2001 Notes. We also issued detachable five-year warrants to purchase 1,042,500 shares of our Common Stock as a result of these additional loans. For a further description of this financing see “Senior Secured Indebtedness Financing” under Item 5. Thus, as of December 31, 2001, we received a total of $3,210,000 in loans from such affiliates.

Based on our current cash position and our plans for 2002, we believe that additional capital will be required by mid-April 2002. We recently received additional loans of $1,050,000 from affiliates of our largest stockholder during January, February and March 2002, which management believes is adequate to fund our operations through April 12, 2002. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. also allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $4,110,000, provided that both parties agree to do so, although we cannot assure you of such mutual agreement.

We previously obtained a financing commitment letter totaling $4,000,000 from a third party, to be provided as private equity placements on or before May 31, 2001, which management believed was adequate to fund our operations in 2001.The funding party did not provide the financing within the terms of the commitment, and to date, no funds have been received thereunder. We and the funding party have agreed to allow the funding party to seek substitute financing through February 28, 2002. As the result of the foregoing events and since the current $4,260,000 loan from the affiliates matures on June 30, 2002, we are currently seeking funding from other sources.

GOING CONCERN—The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds to repay our debt, which is all due on June 30, 2002. As operations have not generated sufficient amounts of cash, we have relied upon financing from affiliates of our largest shareholders to fund operations since May 2001. These affiliates have extended the due dates of the notes several times during 2001 and once during 2002. There is no guarantee that debt holders will continue to do so in the future. The timing of our attainment of profitable operations and sufficient additional financing cannot be determined at this time. Moreover, the monthly burn-rate limitation of $375,000 imposed on us under our secured financing hampers the conduct of business operations. These uncertainties raise substantial doubt about our ability to continue as a going concern.

SUMMARY

During 2000, we implemented our redirection efforts to focus on the growth of our X-traWebTM business segment and proprietary radio products. We raised $13,646,000 in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, and relocated our corporate headquarters to the Denver, Colorado area. Also, we realized revenues from the sales of our X-traWeb products for the first time during 2000 and signed various marketing alliance agreements during the year.

During 2001, we continued to focus on our sales of X-traWebTM products and services but did not realize revenues at the level that we expected or needed. As a result of the slower receipt of revenues from the sale of our X-traWebTM products, we decided in July 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management fields (in part due to the recent energy crisis experienced in parts of the United States), although we will continue to market our products in the areas of (i) vending machines, (ii) security systems and (iii) food services equipment. We also decided to reduce the number of out employees, particularly in the engineering and administrative areas, ceased the operations of our Italian subsidiaries, X-tra Web Europe, S.p.A., and also closed our office in Kansas City, Kansas. Thus as of December 2001, we had a total of 29 employees, a reduction of 19 from the total of 48 employees we had as of December 31, 2000.

While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part, (ii) we will develop additional sources of sales in the United States, Italy and other foreign countries and (iii) will derive substantial revenues therefrom in 2002 and thereafter, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that X-traWebTM product sales will constitute the bulk of our revenues during the year 2002 and thereafter. We also believe that we will derive significant revenues from the sale of our proprietary radio products in the future, but we cannot assure you as to the amount of such sales or when such sales will occur. We do not expect the sales of our antenna products to contribute materially to our consolidated net sales or income in the foreseeable future.

In summary, we are fully aware that anticipated revenue increases from sales of our X-traWebTM products and our proprietary radios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, we have a contingency plan to further reduce overhead and other operating costs so as to remain a going concern through June 30, 2002, the due date of our notes payable. These contingency plans, however, would require additional reductions in product development and marketing costs, which could impact the timing and ultimate amount of future revenues. Moreover, by virtue of the factors listed under “Going Concern” immediately above, our ability to continue as a going concern is dependent on continued support from our lenders unless alternate capital sources are secured.

Recently Issued Accounting Pronouncements

On July 1, 2001, Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” became effective. SFAS 141 requires the purchase method of accounting for business combinations initiated after

June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have any significant impact on our financial statements.

Effective January 2002, we were required to adopt SFAS No. 142 “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of December 31, 2001, we had no unamortized goodwill. We believe the implementation of SFAS 142 will not have a material effect on our Financial Statements.

We will adopt SFAS No. 143 “Accounting for Asset Retirement Obligations”, no later than January 1, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We are still studying this newly-issued standard to determine, among other things, whether we have any asset retirement obligations which are covered under the scope of SFAS 143. The effect on us of adopting this standard, if any, has not yet been determined.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the fiscal year beginning 2002, but is not expected to have a material impact on our financial statements.

Statement Regarding Forward-Looking Disclosure

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including, without limitation, (i) those associated with our ability to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWebTM products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements, Page F-1.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors at December 31, 2001 were as follows:
Name	Age	Position
David D. Singer	52	Chairman of the Board of Directors, President, Chief Executive Officer and a Director

Charles Taylor	52	Director

Malcolm P. Thomas	51	Director

M. Robert Carr	58	Director

Robert W. Hathaway	33	Vice President of Finance and Chief Financial Officer

David D. Singer—Mr. Singer was appointed our President in November 1996, and became one of our Directors in February 1997. From 1977 to 1983, Mr. Singer was President of CSL Energy Controls, Inc., a company specializing in third party energy conservation. From 1983 to 1985, Mr. Singer was a special consultant to the General President of the Sheetmetal Workers Association. From 1985 to 1988, Mr. Singer was Vice President First Municipal Division, Bank One Leasing Corporation. From 1989 to 1994, Mr. Singer was President of Highland Energy Group. From 1991 to 1996, Mr. Singer was employed by Navtech Industries, Inc., an electronic assembly company, as Vice President Sales and Marketing from February 1994 to July 1995, and as President and Chief Operating Officer from July 1995 to July 1996.

Charles Taylor—Mr. Taylor was elected one of our Directors in July, 1999 and was elected as a member of our Audit, Compensation and Stock Option Committees on November 11, 1999. During the period from 1995 through December 31, 2000, Mr. Taylor was a senior investment advisor with Amerindo Investment Advisors based in New York City and is a senior member of a team that manages approximately $4 billion in growth portfolios, including the Amerindo Technology Fund. Prior to such period, Mr. Taylor served as a technology analyst with several major investment banking firm. Mr. Taylor is now self-employed.

Malcolm P. Thomas—Mr. Thomas was elected one of our Directors effective September 2, 1999 and was elected as a member of our Audit Committee on November 11, 1999 and of our Compensation and Stock Option Committees on January 20, 2000. During the period from 1991 to December 31, 2000, Mr. Thomas was the Director of Operations and Marketing at Fluor Global Services, Inc., a wholly-owned subsidiary of Fluor Corporation (a New York Stock Exchange company), having been promoted from Manager of Marketing Services and operation in the Western United States for his corporation. Commencing in January, 2001, Mr Thomas has been the Executive Vice President and General Manager of Building Technology Engineers, a joint venture subsidiary of EMCOR Group and CB Richard Ellis.

M. Robert Carr—Mr. Carr was elected one our Directors on April 26, 2000 and was elected as a member of our Audit Committee on such date. During the period from 1995 to the present, Mr. Carr has been engaged in business as an attorney and management and policy consultant based in Washington, D.C. Previously Mr. Carr served as a United States Congressman from the State of Michigan during the period from 1975 to 1981 and 1983 to 1995. There he served as Chairman of the House Transportation Appropriation Subcommittee. He also served on the House Armed Services, Judiciary and Interior and Insular Affairs Committees.

Robert Hathaway—Mr. Hathaway joined us on September 19, 2000 and was appointed our Vice President of Finance and Chief Financial Officer on February 23, 2001. During the period from April, 2000 to August, 2000, he was the Controller for USA Capital LLC, a lease finance and servicing organization. Prior thereto from March, 1998 to March, 2000, Mr. Hathaway served as the Vice President and Controller of Universal Lending Corporation, where he designed and implemented accounting practices and procedures. During the period from May, 1993 to June, 1997 he served as accountant, and became a Vice President and Controller From July, 1997 to January 1998, at National Mortgage Corporation.

ITEM 11.    EXECUTIVE COMPENSATION

The table below sets forth information concerning compensation paid in 1999, 2000 and 2001 to David D. Singer, our Chairman, President and Chief Executive Officer, Donald I. Wallace, our former Executive Vice President, Telemetry and SCADA and the former President of X-traWeb, Inc., a wholly-owned subsidiary, Robert

W. Hathaway, our Vice President of Finance and Chief Financial Officer, and Mark Kramer, our former Vice President of Engineering. Except as set forth in the table, none of our executive officers received compensation of $100,000 or more in 2001.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Options /SARs(#)	LTIP Payouts($)	All Other Compensation
David D. Singer(1)(2)	2001	$217,678	—	$22,500	—	—	—	—
President	2000	205,571	—	—	—	—	—	—
	1999	151,653	—	—	—	400,000	—	—

Donald I. Wallace(1)(2)	2001	108,458	—	3,827	—	—	—	—
President, X-traWeb, Inc.	2000 1999	148,052 127,993	— —	— —	— —	— 220,000	— —	— —

Robert W. Hathaway(1)	2001	118,028	—	—	—	15,000	—	—
Vice President of Finance	2000 1999	— —	— —	— —	— —	— —	— —	— —

Mark Kramer(2)	2001	$106,148	—	$4,251	—	20,000	—	—
Vice President, Engineering	2000 1999	— —	— —	— —	— —	— —	— —	— —

(1)	Mr. Hathaway, Mr. Kramer, and Mr. Wallace did not receive compensation reportable as “Other Annual Compensation” which exceeded 10% of their respective salary in 2001.

(2)
Mr. Singer is the Chairman and Mr. Wallace was the President of X-traWeb, Inc., our wholly-owned Delaware subsidiary formed in 1999. Mr. Wallace resigned as an officer of the Company and its subsidiaries on August 31, 2001 for personal reasons. The Company terminated Mr. Kramer’s employment in January, 2002.

The following table sets forth certain information regarding options owned by Messrs. Singer, Hathaway and Kramer at December 31, 2001:

Aggregated	Option Exercises in Last Fiscal Year and Options Values

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Options and Underlying Securities At Year-End				Value of In The Money Options\SARs At Fiscal Year-End ($)
			Unexercisable		Exercisable		Unexercisable	Exercisable
David D. Singer	—	—	160,000	(1)	290,000	(2)	$—	—
Robert W. Hathaway	—	—	17,600	(3)	650	(4)	7,050	—
Mark Kramer	—		36,000		4,000		9,400	—

For the purpose of computing the value of “in-the-money” options at December 31, 2001 in the above table, the fair market value of a share of our Common Stock at December 31, 2001 is deemed to be $0.81 per share, which was the average of the high and low prices of such shares on the American Stock Exchange on such date.

Unexercised options owned by Mr. Wallace were forfeited 30 days after his resignation. Options owned by Mr. Kramer were forfeited 30 days after his termination of employment.

(1)	The stock options are exercisable as follows: 80,000 shares on November 11, 2002, and 80,000 shares on November 11, 2003.

(2)	Options to purchase 50,000 were exercisable as of December 31, 1998 and an additional 240,000 were exercisable as of December 31, 2001.

(3)
One stock option is exercisable as follows: 650 shares on October 16, 2002, 650 shares on October 16, 2003, 650 shares on October 16, 2004, and 650 shares on October 16, 2005. In addition, another stock option is exercisable as follows: 3,000 on July 27, 2002, 3,000 on July 27, 2003, 3,000 on July 27, 2004, 3,000 shares on July 27, 2005 and 3,000 on July 27, 2006.

(4)	Options to purchase 650 were exercisable as of December 31, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Set forth below is information as of December 31, 2001 pertaining to ownership of the Company’s Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to us who own more than 5% of our shares of Common Stock:
Name and Address of Beneficial Owner	Number of Shares(1)		Percent of Class(2)
Michael Lauer	7,295,853	(3)	23.2
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Offshore Inc.	4,880,662	(4)	15.6
375 Park Avenue
Suite 2006
New York, NY 10022

Lancer Partners, LP	2,305,650	(4)	7.4
375 Park Avenue
Suite 2006
New York, NY 10022

Orbiter Fund Ltd.	109,600	(4)	*
375 Park Avenue
Suite 2006
New York, NY 10022

Ferruccio Commetto	3,500,000	(5)(6)	11.2
c/o RUSP Holdings S.A.
C.So. Dante, Turin, Italy

RUSP Holdings S.A.	2,500,000	(5)	8.0
C.So. Dante, Turin, Italy

Elkron International S.p.A.	650,000	(5)	2.1
Via Carducci
Turin, Italy

Tanalux S.A.	350,000	(5)	1.1
5 Rue Emil
Bian L-1235
Luxembourg

Capital Research Ltd.	2,675,324	(7)	8.0
10 Ebony Glade
Laguna Niguel, California 92677

* Less than one percent.

(1)
Unless otherwise indicated, this column reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 2001.

(2)
In computing the percentage of shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 2001 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.

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

If Lancer Offshore Inc. and Lancer Partners L.P. (i) loan the Company a total sum of $5,000,000 (which includes the principal sum of $4,260,000 loaned to the Company as of March 28, 2002, leaving $740,000 potentially available under the then existing financing agreement), (ii) the stockholders approve the mandatory conversion of the 2001 Notes (which they did on March 15, 2002) and (iii) if the Company receives $4,260,000 in equity from sources other than Michael Lauer and his affiliates, including Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. on or before June 30, 2002, such parties would acquire, in the aggregate, an additional 100,000,000 shares of the Company’s Common Stock in addition to their current holdings of 7,186,312 shares as a result of and upon such mandatory conversion, based upon the conversion rate of one share for each $0.05 of debt. If Lancer Offshore, Inc. and Lancer Partners L.P. loan the Company a total of $5,000,000, such parties would also be entitled, in the aggregate, to receive warrants to purchase 2,500,000 shares of the Company’s Common Stock, although such parties could not exercise the warrants without prior stockholder approval (which was received on March 15, 2002). If such parties exercise all of the warrants at the exercise price of $0.30 per share, such parties would acquire, in the aggregate, an additional 2,500,000 shares of the Company’s Common Stock. Moreover, as a result of the four-month extention of the maturity date of the 2001 Notes until June 30, 2002 such parties would be entitled to receive an additional 7,120,000 shares of the Company’s Common Stock, if the stockholders approve the issuance thereof at a meeting.

In the case of the $5,000,000 loan analysis stated above, such acquisitions (including the assumed exercise of the above-described warrants) would increase the ownership of the group consisting of Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. of the shares of the Company’s Common Stock from 23.4% to 82.9% (excluding the potential issuance of any additional shares of the Company’s Common Stock) or from 23.4% to 70.4% (assuming the issuance of 25,000,000 shares of the Company’s Common Stock if such issuance is approved by the Company’s stockholders and the Company sells all of the 20 units of its Senior Preferred Stock and warrants pursuant to its current offering thereof to raise up to $5,000,000 in additional equity).

In the alternative, if Lancer Offshore, Inc. and Lancer Partners L.P. (i) loan the Company the total sum of $4,260,000 out of the contemplated total $5,000,000 financing, (ii) the stockholders approve the mandatory conversion of the 2001 Notes (which they did on March 15, 2002) and (iii) if the Company receives $4,260,000 in equity from sources other than Michael Lauer and his affiliates, including without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. on or before June 30, 2002, such parties would acquire, in the aggregate, an additional 85,200,000 shares of the Company’s Common Stock in addition to their current holdings of 7,186,312 shares as a result of and upon such conversion, based upon the conversion rate of one share for each $0.05 of debt. If Lancer Offshore, Inc. and Lancer Partners L.P. loan the Company a total of $4,260,000, such parties would also be entitled, in the aggregate, to receive warrants to purchase 2,130,000 shares of the Company’s Common Stock, although such parties could not exercise such warrants without prior stockholder approval (which was received on March 15, 2002). If such parties exercise the warrants at the exercise price of $.30 per share, such parties would acquire, in the aggregate, an additional 2,130,000 shares of the Company’s Common Stock.

In the case of the $4,260,000 loan analysis stated above, such acquisitions (including the assumed exercise of the above-described warrants) would increase the ownership of the group consisting of Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. of the shares of the Company’s Common Stock from 23.4% to 80.8% (excluding the potential issuance of any additional shares of the Company’s Common Stock) or from 23.4% to 67.5% (assuming the issuance of 25,000,000 shares of the Company’s Common Stock if such issuance is approved by the Company’s stockholders and the Company sells all 20 of the units of its Senior Preferred Stock and warrants pursuant to its current offering to raise up to $5,000,000 in additional equity).

Under either the $5,000,000 or $4,260,000 loan scenarios described above, such increase in ownership by the group consisting of Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. would, in either such case, give such group the most significant influence in the election of all of the members of the Board of Directors of the Company and control of all major corporate decisions involving the vote of stockholders of the Company.

(4)	Michael Lauer is deemed to be an indirect beneficial owner of these shares.

(5)
Of these shares, none is owned of record by Dr. Ferruccio Commetto. He is believed to control the voting and the disposition of the shares owned by the three foreign corporations by virtue of his being the president thereof.

(6)	Dr. Ferruccio Commetto is deemed to be in indirect beneficial owner of these shares.

(7)	Includes 2,000,000 issuable upon the exercise of a warrant granted in November, 2001, in recognition of financing services rendered.

(c) Set forth below is information as of December 31, 2001 pertaining to ownership of our shares of Common Stock by all of our directors and executive officers:

(i) Name and Address of Beneficial Owner	Number of Shares(1)		Percent of Class(2)
David D. Singer, President, Chief	519,500	(3)	1.4
Executive Officer and Director
World Wireless Communications, Inc.
5670 Greenwood Plaza Boulevard
Suite 340
Englewood, Colorado 80111

Charles Taylor	15,000	(4)	*
World Wireless Communications, Inc.
5670 Greenwood Plaza Boulevard
Suite 340
Englewood, Colorado 80111

Malcolm P. Thomas	17,000	(4)	*
Building Technology Engineers
1560 Brookhollow Drive
Suite 220
Santa Ana, CA 92705

M. Robert Carr	20,000	(5)	*
815 Connecticut Avenue, N.W.
Washington D.C. 20006

Robert W. Hathaway	1,050	(6)	*
World Wireless Communications, Inc.
5670 Greenwwod Plaza Boulevard
Suite 340
Englewood, Colorado 80111

(ii) All Directors and Executive Officers as a Group	582,500		1.9

(1)
Unless otherwise indicated, this column reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 2001.

(2)
In computing the percentage of shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 2001 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.

(3)
Include 50,000 shares and 240,000 shares issuable upon presently exercisable and fully vested option granted under our 1997 and 1998 stock option plans, respectively, but excludes 237,500 shares which he transferred to his wife in 1999 as part of a divorce settlement.

(4)	Includes 15,000 shares issuable upon the exercise of options granted in November, 1999, in recognition of services as a director.

(5)	Includes 10,000 shares issuable upon the exercise of options granted in April, 2000, in recognition of services as a director.

(6)	Includes 650 shares issuable upon the exercise of options granted in October, 2000 in recognition of services.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.1.	Consolidated Financial Statements of World Wireless Communications, Inc. and Subsidiaries: — See Index to Consolidated Financial Statements on Page F-1.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

See the Exhibit Index attached hereto.

b.	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD WIRELESS COMMUNICATIONS, INC. (Registrant)

Dated: April 1, 2002	By:	/S/ DAVID D. SINGER

David D. Singer Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DAVID D. SINGER David D. Singer	Chairman of the Board of Directors, President, Chief Executive Officer, and Director	April 1, 2002

/S/ M. ROBERT CARR M. Robert Carr	Director	April 1, 2002

/S/ CHARLES TAYLOR Charles Taylor	Director	April 1, 2002

/S/ MALCOLM P. THOMAS Malcolm P. Thomas	Director	April 1, 2002

/S/ ROBERT W. HATHAWAY Robert Hathaway	Vice President—Finance and Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	April 1, 2002

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
World Wireless Communications, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of World Wireless Communications, Inc. (the Company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wireless Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses from operations has a working capital deficiency and net stockholders’ deficiency, and the Company has been dependent on affiliates of its major shareholder for debt financing to fund current operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Denver, Colorado

April 1, 2002

HANSEN, BARNETT & MAXWELL A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS Member of AICPA Division of Firms Member of SECPS An Independent Member of Baker Tilley International	(801) 532-2200 Fax (801) 532-7944 5 Triad Center, Suite 750 Salt Lake City, Utah 84180 www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders
World Wireless Communications, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of World Wireless Communications, Inc. and subsidiaries (“the Company”) for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of World Wireless Communications, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

HA	NSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 15, 2000, except for Note 11
as to which the date is December 20, 2001

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	December 31,
	2001	2000
ASSETS
Current Assets
Cash	$223,738	$3,097,624
Investment in securities available for sale	688	19,109
Trade receivables, net of allowance for doubtful accounts	68,002	347,218
Other receivables	19,502	57,345
Inventory	445,976	558,076
Prepaid expenses	69,526	71,891
Total Current Assets	827,432	4,151,263
Equipment, net of accumulated depreciation	369,453	575,475
Goodwill, net of accumulated amortization	—	214,286
Deferred debt placement fees	477,650	—
Other assets	12,337	28,863

Total Assets	$1,686,872	$4,969,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	$746,699	$540,899
Accrued liabilities	281,578	371,149
Accrued interest	174,892	—
Other liabilities	—	13,077
Deferred revenue	30,000	—
Notes payable – related party	3,098,216	—
Obligations under capital lease—current portion	5,076	19,374

Total Current Liabilities	4,336,461	944,499

Long-Term Obligations Under Capital Lease	4,009	9,633

Mandatorily Redeemable 10% Preferred Stock—$0.001 par value; 1,000 and 0 shares authorized; 0 shares issued and outstanding; liquidation preference of $0	—	—

Stockholders’ Equity (Deficit)

Common stock—$0.001 par value; 50,000,000 shares authorized; issued and outstanding:
31,387,087 shares in 2001 and 31,208,847 shares in 2000	31,387	31,209
Additional paid-in capital	47,827,943	46,500,157
Accumulated deficit	(50,505,519)	(42,458,847)
Accumulated other comprehensive loss	(7,409)	(56,764)

Total Stockholders’ Equity (Deficit)	(2,653,598)	4,015,755

Total Liabilities and Stockholders’ Equity (Deficit)	$1,686,872	$4,969,887

The accompanying notes are an integral part of these financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenues:
Services	$107,888	$360,388	$867,451
Royalties	22,540	457,194	540,075
Product sales	921,926	897,251	2,158,781

Total revenues	1,052,354	1,714,833	3,566,307

Cost of Sales:
Services	192,547	460,005	500,070
Products	500,437	753,422	2,426,389
Inventory write-down	198,000	—	405,466

Total cost of sales	890,984	1,213,427	3,331,925

Gross profit	161,370	501,406	234,382

Operating Expenses
Research and development	425,720	1,483,365	1,318,963
Selling, general and administrative	6,388,745	5,614,732	5,192,901
Manufacturing activity exit costs	—	(1,677,668)	2,210,023
Impairment of goodwill and patents	—	—	641,679
Amortization of goodwill	214,286	171,432	200,397

Total operating expenses	7,028,751	5,591,861	9,563,963

Loss from operations	(6,867,381)	(5,090,455)	(9,329,581)

Other income (expense)
Interest expense	(1,196,098)	(132,586)	(3,556,097)
Other income	16,807	648,537	26,662

Net loss	(8,046,672)	(4,574,504)	(12,859,016)

Preferred dividends	—	6,400	1,000,658

Loss applicable to common shares	$(8,046,672)	$(4,580,904)	$(13,859,674)

Basic and diluted loss per Common share	$(0.26)	$(0.16)	$(0.80)

Weighted average number of common shares used in per share calculation	31,302,497	29,447,488	17,308,258

The accompanying notes are an integral part of these financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Unearned Compensation And Shareholder Receivable	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance—December 31, 1998	13,920,400	13,920	24,013,582	(66,829)	(25,025,327)	62,648	(1,002,006)
Comprehensive Loss:
Net loss	—	—	—	—	(12,859,016)	—	(12,859,016)
Decreased unrealized gain on securities	—	—	—	—	—	(7,245)	(7,245)

Comprehensive Loss							(12,866,261)

Compensation adjustment relating to stock options	—	—	643,833		—	—	643,833
Shares issued for cash	5,612,000	5,612	5,018,661	—	—	—	5,024,273
Conversion of note payable and accrued interest	893,698	894	892,804	—	—	—	893,698
Beneficial conversion feature of note payable	—	—	81,517	—	—	—	81,517
Shares issued for services	120,841	121	231,265	—	—	—	231,386
Shares and warrants issued for defaults and interest on notes payable	450,000	450	2,075,032	—	—	—	2,075,482
Warrants issued for services	—	—	425,155	—	—	—	425,155
Exercise of warrants for cash	253,077	253	63,016	—	—	—	63,269
Preferred dividends	—	—	(1,000,658)	—		—	(1,000,658)
Warrants granted on issuance of Preferred stock	—	—	950,000	—	—	—	950,000

Balance—December 31, 1999	21,250,016	21,250	33,394,207	(66,829)	(37,884,343)	55,403	(4,480,312)
Comprehensive Loss:
Net loss	—	—	—	—	(4,574,504)	—	(4,574,504)
Decrease in unrealized gain on securities	—	—	—	—	—	(102,236)	(102,236)
Adjustment from foreign currency translation	—	—	—	—	—	(9,931)	(9,931)

Comprehensive Loss for the Year							(4,686,671)

Compensation adjustment relating to stock options	—	—	(382,364)	—	—	—	(382,364)
Shares issued for cash, net of placement fees of $1,512,782	4,548,667	4,549	12,128,669	—	—	—	12,133,218
Exercise of warrants	5,393,690	5,394	1,343,029	—	—	—	1,348,423
Cashless exercise of stock options	16,474	16	23,016	—	—	—	23,032
Preferred dividends	—	—	(6,400)	—		—	(6,400)
Write-off of receivable	—	—	—	66,829	—	—	66,829

Balance—December 31, 2000	31,208,847	$31,209	$46,500,157	$—	$(42,458,847)	$(56,764)	$4,015,755
Comprehensive Loss:
Net loss	—	—	—	—	(8,046,672)	—	(8,046,672)
Decrease in unrealized loss on securities	—	—	—	—	—	39,424	39,424
Adjustment from foreign currency translation	—	—	—	—	—	9,931	9,931

Comprehensive Loss							(7,997,317)

Compensation adjustment relating to stock options	—	—	(28,243)	—	—	—	(28,243)
Exercise of warrants for cash	157,044	157	39,104	—	—	—	39,261
Exercise of options for cash	13,334	13	17,454	—	—	—	17,467
Stock issued for consulting services	7,862	8	11,992	—	—	—	12,000
Options granted for consulting services	—	—	9,025	—	—	—	9,025
Debt discount from warrants issued	—	—	556,454	—	—	—	556,454
Debt placement fee paid in stock warrants	—	—	722,000	—	—	—	722,000

Balance—December 31, 2001	31,387,087	$31,387	$47,827,943	$—	$(50,505,519)	$(7,409)	$(2,653,598)

The accompanying notes are an integral part of these financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Cash Flows From Operating Activities
Net loss	$(8,046,672)	$(4,574,504)	$(12,859,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of goodwill	214,286	171,432	200,397
Impairment of goodwill and patent	—	—	641,679
Depreciation and amortization	237,006	127,813	874,400
Manufacturing activity exit costs	—	(1,677,668)	2,210,023
Impairment of inventory	198,000	—	405,466
Amortization of debt discount	444,670	—	—
Interest paid with stock and stock warrants	—	—	2,582,154
Amortization of deferred debt placement fees	565,350	—
Stock issued for services	12,000	—	231,386
Compensation adjustments relating to stock options	(19,218)	(359,331)	643,833
Realized (gain) loss on marketable securities	26,762	(7,007)	—
Loss on disposal of assets	11,982	—	—
Write-off of receivable from shareholder	—	66,829	—
Provision for doubtful accounts receivable	110,276	124,397	42,772
Changes in operating assets and liabilities:
Accounts receivable	206,783	194,978	(413,384)
Inventory	(85,900)	(356,261)	(57,042)
Accounts payable	229,000	(6,760)	(434,528)
Accrued liabilities	65,222	(62,129)	(580,008)
Deferred revenue	30,000	—	—
Other	18,890	(50,516)	137,070

Net Cash and Cash Equivalents Used By Operating Activities	(5,781,563)	(6,408,727)	(6,374,798)

Cash Flows From Investing Activities
Payments for the purchase of property and equipment	(61,188)	(526,265)	(128,461)
Proceeds from sale of business assets and property	2,045	94,875	4,359
Proceeds from sale of marketable securities	31,083	16,065	—

Net Cash and Cash Equivalents Used By Provided By Investing Activities	(28,060)	(415,325)	(124,102)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	12,133,218	5,024,273
Proceeds from borrowings, net of discount	3,275,600	—	2,480,000
Deferred placement fees	(321,000)	—	—
Proceeds from issuance of mandatorily
redeemable preferred stock	—	—	700,000
Redemption of preferred stock	—	(950,000)	—
Payment of preferred dividends	—	(57,378)	—
Proceeds from exercise of warrants	39,261	401,220	63,269
Proceeds from exercise of options	17,467	—	—
Principal payments on obligation under capital lease	(19,922)	(111,678)	(159,909)
Principal payments on notes payable	(65,600)	(2,377,624)	(1,329,781)

Net Cash and Cash Equivalents Provided By Financing Activities	2,925,806	9,037,758	6,777,852

Effect of Exchange Rate on Cash and Cash Equivalents	9,931	(9,931)	—

Net Increase (Decrease) In Cash and Cash Equivalents	(2,873,886)	2,203,775	278,952
Cash and Cash Equivalents—Beginning of Year	3,097,624	893,849	614,897

Cash and Cash Equivalents — End of Year	$223,738	$3,097,624	$893,849

Supplemental cash flow information and non-cash investing and financing activities — Note 8

The accompanying notes are an integral part of these financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS—World Wireless Communications, Inc. and its subsidiaries (collectively, “the Company”) design and develop wired and wireless communications systems. The Company has developed technology to monitor and control various remote devices through the internet, known as X-traWebTM. The Company’s primary efforts are on marketing and further enhancing X-traWebTM. Through December 1999, the Company provided contract manufacturing services to the electronics and wireless communications industry, as well as engineering and products related to supervisory control and data acquisition (commonly known as SCADA) technologies. During the fourth quarter of 1999 the Company executed a plan to exit activities related to contract and in-house manufacturing.

During June, 2000 the Company formed an operating subsidiary, X-traWeb Europe S.p.A., based in Milan, Italy. This subsidiary was responsible for the development and sale of X-traWebTM products through European markets. In November 2001, this subsidiary was liquidated as part of a planned reduction in operating costs. The Company has two additional subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, but which have engaged in no activities to date.

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of World Wireless Communications, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. In particular, estimates are required in the evaluation of allowances for impaired inventory and for doubtful accounts. Actual results could differ from those estimates.

CONCENTRATION OF RISK AND SEGMENT INFORMATION—The Company operates solely in the electronics industry and has assets primarily within the United States. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company operates in two reportable business segments, X-traWeb products and radio products (see Note 12).

FINANCIAL INSTRUMENTS—The Company has a concentration of risk from cash in banks in excess of insured limits. The amounts reported as cash, investments in securities available-for-sale, and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

TRADE ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS—Sales to significant customers are defined as sales to any one customer which exceeded 10% of total sales in any of the three reporting years. Sales to significant customers represented 13%, 56%, and 52% of total net revenue for the years ended December 31, 2001, 2000, and 1999, respectively. Sales to the five significant customers during each of the years presented were as follows: Customer “A”—$0, $724,083 and $463,041; Customer “B”—$0, $0 and $601,606; Customer “C”—$0, $0

and $423,090; Customer “D”—$0, $0 and $363,120; and Customer “E”—$135,607, $240,915 and $0. Sales to significant customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a significant customer.

At December 31, 2001 and 2000, an allowance for doubtful accounts of $22,377 and $47,179, respectively, was provided against trade and other receivables. The Company recorded net charge offs of $135,078 for the year ended December 31, 2001. For the years ended December 31, 2001, 2000 and 1999 provisions for doubtful accounts charged to expense totaled $110,276, $124,397 and $42,772 respectively. Trade receivables and the allowance for doubtful accounts are reviewed periodically and adjusted, accordingly. The Company generally does not require collateral from its customers with respect to trade receivables.

INVENTORY—Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. In connection with the exit from contract and in-house manufacturing in 1999, the Company recognized a write-down of inventory of $405,466 to its estimated liquidation value which was charged to cost of sales.

During 2000, the marked down inventory was sold or disposed of at prices higher than originally estimated. As a result, $297,310 in gain was recorded as other income.

In 2001, elements of the inventory were deemed obsolete as the result of continued product design improvements. These inventory components were written-down to their estimated liquidation value, resulting in a $198,000 charge to cost of sales.

DEFERRED REVENUE—Deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.

RESEARCH AND DEVELOPMENT EXPENSE—Current operations are charged with all research, engineering and product development expenses.

GOODWILL AND LONG-LIVED ASSETS—Goodwill and other long-lived assets are evaluated periodically for impairment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

An impairment loss of $641,679 was recognized during 1999 to adjust the carrying amount of the long-lived assets and goodwill to their estimated expected discounted net future cash flows.

The remaining balance of goodwill was fully amortized in 2001.

EQUIPMENT—Equipment is stated at cost. Depreciation, including amortization of leased assets, is computed using the straight-line method over the estimated useful lives of the equipment of three to seven years. Leased equipment is amortized over the shorter of the useful life of the equipment or the term of the lease. Maintenance and repair of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost of the equipment and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

INVESTMENTS—At December 31, 2001, investment in securities consisted of common stock of customers classified as available-for-sale and carried at fair value of $688, compared to $19,109 at December 31, 2000. The cost of the securities was $8,097 and $65,938 for 2001 and 2000 respectively. The unrealized loss as of December 31, 2001 was $7,409 which is shown as a separate component of stockholders’ equity. The change in net unrealized gains on securities during 2001 was a decrease in the holding loss of $39,424. The changes in net unrealized gains on the securities during the years ended December 31, 2000 and 1999 was $(102,236) and $(7,245) respectively.

REVENUE RECOGNITION—Revenues are recognized upon delivery of products or services and acceptance by the customer. Because purchasers of the radio products typically test the radios’ application using a developer kit prior to placing an order, sales returns are negligible. Sales of X-traWebTM products are custom applications, subject to the terms of individual contracts, and are not subject to return.

As a result of design and technology contracts, the Company has a right to receive royalties which will be recognized upon the related sales by customers.

STOCK-BASED COMPENSATION—Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation expense related to fixed plan stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. For options accounted for under variable plan accounting, an adjustment is made at each balance sheet date to reflect changes in the price of the stock relative to the exercise price of the options. Stock-based compensation to non-employees is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model.

INCOME TAXES—Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, and for net operating loss carryforwards. To the extent realization is not likely, valuation allowances are provided for deferred tax assets.

LOSS PER SHARE—Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. For all years presented, diluted loss per share is the same as basic loss per share because the inclusion of 5,407,475, 2,474,729 and 7,415,260 potentially issuable common shares at December 31, 2001, 2000 and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

COMPREHENSIVE INCOME/(LOSS)—Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS—The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “—Accounting for Derivative Instruments and Hedging Activities” on January 2001. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of FASB No. 133 did not have any impact on the Company’s financial condition or operations.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations”. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have any impact on the Company’s financial statements.

Effective January 2002, the Company is required to adopt SFAS 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of December 31, 2001, the Company had no unamortized goodwill. The Company believes the implementation of SFAS 142 will not have a material adverse effect on its future results of operations.

The Company will adopt SFAS 143, “Accounting for Asset Retirement Obligations”, no later than January 1, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS 143. The effect to the Company of adopting this standard, if any, has not yet been determined.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 provided new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company’s fiscal year beginning 2002, but is not expected to have a material impact on the Company’s financial statements.

RECLASSIFICATIONS—Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds or operating cash flow to repay its debt, which is all due on June 30, 2002. Our liquidity at December 31, 2001 consisted of cash and cash equivalents of $223,738, and we had a working capital deficit of $3,509,029. As operations have not generated sufficient amounts of cash, the Company has relied upon financing from affiliates of our largest shareholder, Lancer Offshore, Inc. and Lance Partners L.P. to fund recent operations. Our affiliated debt holders have extended the due dates of the notes several times during 2001 and once during 2002 most recently from February 28, 2002 to June 30, 2002. There is no guarantee that debt holders will continue to do so in the future. The timing of the Company’s attainment of profitable operations and sufficient additional financing cannot be determined at this time. Moreover, the monthly burn-rate (i.e. the excess of expenditures our revenues received, each determined on a cash basis) limitation for cash operating costs of $375,000 imposed on the Company under its secured financing hampers the conduct of its business operations. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current cash position and plans for 2002, management believes that additional capital will be required by mid-April, 2002. The Company recently received additional loans of $1,050,000 from affiliates of its largest stockholder during January, February and March, 2002, which management believes is adequate to fund operations through April 12, 2002. The agreement with Lancer Offshore, Inc. and Lancer Partners L.P. also allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $4,260,000, provided that both parties agree to do so, although there can be no assurance of such mutual agreement. As the result of the foregoing events and since the current $4,260,000 loan from the affiliates matures on June 30, 2002, the Company is currently seeking funding from other sources.

NOTE 3—EXIT FROM MANUFACTURING ACTIVITIES

During the fourth quarter of 1999, the Company executed a plan to focus its efforts primarily on enhancing and marketing its X-traWebTM products whereby production of the Company’s continuing products would be outsourced, contract manufacturing discontinued, and the Company would move its executive offices to the Denver, Colorado area. The plan also involved liquidating the Company’s raw materials and work in process inventory and selling all equipment used in production and contract manufacturing. The exit was not considered the disposal of a segment because the change did not encompass a separate major line of business or class of customer, and because the Company only had one segment prior to 1999. The Company recognized as exit costs the related non-cancelable obligation under a lease agreement for office and manufacturing facilities in Salt Lake City, Utah through 2005. Future minimum lease payments of $1,756,924 under the lease were charged to operations during the year ended December 31, 1999.

The Company completed its relocation to the Denver, Colorado area in March 2000. Pursuant to a Lease Termination Agreement, dated May 1, 2000, the Company paid a $75,000 settlement payment and transferred its security deposit in the amount of $27,742 to the benefit of a new tenant in the Salt Lake City, Utah manufacturing and office facilities and the lease agreement was terminated as of the May 1, 2000 date. Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company’s balance sheet resulting in a remaining liability balance of $1,598,342. This balance was reversed and credited to operations as manufacturing exit recoveries income during the six months ended June 30, 2000.

NOTE 4—INVENTORY

Inventory consisted of the following:

	December 31,
	2001	2000
Materials	$148,957	$297,147
Work in process	23,255	—
Finished goods	273,764	260,929

Total	$445,976	$558,076

NOTE 5—EQUIPMENT

Equipment consisted of the following:

	December 31,
	2001	2000
Computer equipment	$667,595	$1,098,980
Manufacturing equipment	—	22,920
Office furniture	300,114	350,050
Software	54,505	171,119
Leasehold improvements	19,961	15,000

Total	1,042,175	1,658,069
Accumulated depreciation	(672,722)	(1,082,594)

Net Equipment	$369,453	$575,475

During 2001, the Company removed $534,788 in assets and accumulated depreciation related to the retirement and disposal of various assets.

NOTE 6—NOTES PAYABLE

Notes payable, before unamortized discount are as follow:

	December 31,
	2001	2000
15% senior secured notes payable; manditorily convertible into common stock at $0.05 per share; due June 30, 2002; secured by all assets	3,210,000	—

Total Notes Payable	$3,210,000	$ —

On May 17, 2001 the Company issued $1,125,000 of 15% senior secured convertible notes payable to an affiliate of the Company’s largest shareholder, Lancer Offshore, Inc. (the “2001 Notes”). The 2001 Notes originally were mandatorily convertible into shares of Common Stock of the Company at the rate of $0.50 of debt for each share upon (i) approval by the Company’s shareholders to such conversion at a meeting and (ii) the Company’s receipt of $2,000,000 in equity on or before December 31, 2001 from sources other than Michael Lauer and his affiliates. The Company also issued detachable five-year warrants to purchase 562,500 shares of the Company’s common stock at $.50 per share; $258,949 of the net proceeds from the 2001 Notes was deemed to result from the issuance of the detachable warrant. This amount was recorded as discount on the 2001 Notes, and was amortized over the term of the loan. The financing agreement also allows for such loan to be increased to a total of $5,000,000 provided that both parties agree to do so. The 2001 Notes are secured by a first security interest in substantially all the assets of the Company. Any event of default under the 2001 Notes will require the issuance of 1,000,000 shares of our Common Stock commencing with the month in which such default first occurs and thereafter in each such month in which such default is not cured, up to a maximum amount of 12,500,000 shares, as amended.

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing over a three month period by Lancer Partners L.P., an affiliate of the Company’s largest stockholder. Pursuant thereto the

Company received $350,000 on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001, respectively, with the September and October payments conditioned upon the receipt of $2,000,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates on or before September 15, 2001. The Company also issued detachable five-year warrants to purchase 225,000 shares of our Common Stock at $0.30 per share as the result of the $350,000 August 7 loan. The Company recorded the August 7, 2001 debt net of a discount of $64,136, attributable to the warrants.

While the Company did not meet the requirements for the conditional funding of $275,000 originally to have been provided on or about September 15, 2001, $100,000 of the $275,000 was provided on September 6, 2001 and the balance of $175,000 was provided on September 18, 2001 without the issuance of any additional special consideration for the making of such modification. Detachable warrants to purchase 87,500 shares of stock at $0.30 per share were issued in connection with the September loans. The Company recorded the debt net of a discount of $17,767, attributable to the warrants.

As a condition of this additional financing, among other changes, the $1,125,000 principal amount of the 2001 Notes funded on May 17, 2001 then became contingently convertible into shares of the Company’s Common Stock at the rate of $0.20 of debt per share, and the exercise price of the warrant to purchase 562,500 shares of stock issued on May 17, 2001 was reduced to $0.30 per share.

By an agreement dated September 14, 2001 the 2001 Notes were amended (a) to extend the maturity dates of the first two tranches of the 2001 Notes totaling $1,475,000 from September 15, 2001 until October 15, 2001 and (b) to extend the time for the Company to raise $2,000,000 until October 15, 2001 as a condition to the issuance of $250,000 loan on or about October 15, 2001. Although the Company did not meet the requirements for additional funding by October 15, 2001, Lancer Partners L.P. loaned an additional $25,000 on October 3, 2001 and Lancer Offshore Inc. loaned an additional $85,000 on October 3, 2001, $175,000 on October 9, 2001 and $175,000 on October 29, 2001. The Company issued 230,000 warrants in connection with the additional borrowings, and recorded the debt net of $16,582, $27,008 and 24,527 in discount, respectively. On October 3, 2001, October 9, 2001, and October 29, 2001 the average of the high and low price per share of the Company’s Common Stock was $0.36, $0.385, and $0.36 respectively, which was higher than the conversion rate of one share for each $0.20 of debt. The resulting beneficial conversion features of $93,418, $147,992, and $150,473 respectively will be recognized if and when the related contingencies are resolved.

Although the first two tranches of the 2001 Notes totaling $1,475,000 in principal amount were due on October 15, 2001, and the third and fourth tranches of the 2001 Notes totaling $275,000 were originally to be due on December 15, 2001 Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002.

On November 14, 2001, Lancer Offshore Inc. loaned the Company an additional $1,000,000. The Company also issued detachable five-year warrants to purchase 500,000 shares of its Common Stock at $0.30 per share as a result of the loan. The Company recorded the debt net of $147,485 in discount related to the warrants issued in connection with the loan. Additionally the Company and its lenders agreed to change the contingent conversion rate of each note comprising the 2001 Notes to one share for each $0.05 of debt and to extend the maturity date of the $3,210,000 of outstanding loans to February 28, 2002, and the number of common shares issued monthly in the event of default was increased to 1,650,000. On November 14, 2001 the average of the high and low price per share of the Company’s Common Stock was $0.385, which was higher than the contingent conversion rate of one share for each $0.05 of debt. The resulting beneficial conversion feature of $852,515 related to the November 14, 2001 borrowing will be recognized when the related contingencies are resolved. As the result of the change in the contingent conversion rate, the value of the beneficial conversion feature on each of the prior notes as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
May 17, 2001	$866,051
August 7, 2001	285,864

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
September 6, 2001	100,000
September 18, 2001	157,233
October 03, 2001	93,418
October 09, 2001	147,992
October 29, 2001	150,473
Total	$1,801,031

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the related contingencies are resolved. The value of the beneficial conversion feature cannot exceed the discounted value of the debt.

A finders fee on the November 14, 2001 debt issuance was paid in the form of a five-year warrant to Capital Research Ltd. to purchase 2,000,000 shares of Common Stock at an exercise price of $0.05 per share, which expires on November 13, 2006. The Company recorded a deferred debt placement fee of $722,000 related to the warrants. The placement fee was recognized as additional interest expense through February 28, 2002.

During January, February and March, 2002 the Company received additional loans of $1,050,000 from affiliates of our largest stockholder, bringing the total amount of the 2001 Note to $4,260,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes into shares of common stock, although the terms of the Notes require the Company to raise an additional $4,260,000 in equity from sources other that Michael Lauer and his affiliates on or before June 30, 2002 before such mandatory conversion may occur.

The Company also received a four-month extension of the maturity date of the 2001 Notes to June 30, 2002, from its creditors, and agreed to give such creditors 7,120,000 shares of common stock as consideration therefore, subject to the approval of the Company’s shareholders at a meeting with respect to such issuance in accordance with applicable American Stock Exchange rules. In the event such share issuance is not approved by July 31, 2002 or the Company, after receiving Shareholder approval, does not issue such shares the Company must pay its creditors $356,000.

In 1999 the Company issued $3,480,000 of senior secured 16% notes which were to mature in one year. The Company paid $155,173 of the notes during 1999. In March, 2000 the Company paid off the 1999 notes outstanding with cash in the amount of $2,377,624 and with the deemed proceeds from the exercise of warrants to purchase 3,788,813 common shares at $.25 per share. The portion of the 1999 notes paid by the exercise of warrants was $947,203.

NOTE 7—INCOME TAXES

The components of the net deferred tax asset are shown below:

	2001	2000
Operating loss carry forwards	$13,302,000	$10,455,000
Accrued liabilities and other	72,000	38,000

Total Deferred Tax Assets	13,374,000	10,493,000
Valuation Allowance	(13,374,000)	(10,493,000)

Net Deferred Tax Asset	$—	$—

For tax reporting purposes, the Company has net operating loss carryforwards of approximately $35,700,000 which will expire beginning in the year 2012. Of this amount, $1,246,871 related to losses of a company prior to its acquisition, and the availability of this amount to offset future taxable income is limited.

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

	For the Years Ended December 31,
	2001	2000	1999
Tax at statutory rate (34%)	$(2,736,000)	$(1,555,000)	$(4,372,000)
Other differences, net	120,000	666,000	1,733,000
Change in valuation allowance	2,881,000	1,040,000	3,064,000
State tax benefit, net of
federal tax effect	(265,000)	(151,000)	(425,000)

Net Income Taxes	$—	$—	$—

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL CASH FLOW INFORMATION—

	Years Ended December 31,
	2001	2000	1999
Interest Paid	$11,202	$209,186	$424,620

NONCASH INVESTING AND FINANCING ACTIVITIES—

During 2001, the Company sold assets to a vendor for the deemed payment of $23,200 of trade payables and $2,000 in cash.

In connection with the liquidation of X-traWeb Europe S.p.A., the Company surrendered all of the assets of the subsidiary in consideration of a portion of its liabilities. These assets were valued at $18,682.

The Company recorded a deferred debt placement fee of $722,000 related to the warrants issued as a finders fee on the November 14, 2001 debt issuance.

Discounts related to warrants issued with the 2001 Notes of $556,455 were recorded during 2001.

In March, 2000 the Company recorded $947,203 related to the cashless exercise of warrants as a deemed payment of the principal of the 1999 Notes, as discussed in Note 6.

The Company acquired equipment and incurred obligations under capital leases during 1999 for equipment acquired valued at $18,000. Two notes payable totaling $800,000 along with $93,698 of accrued interest were converted into 893,698 shares of common stock during 1999.

NOTE 9—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On May 14, 1999 the Company authorized 950 shares of senior liquidating mandatorily redeemable 10% preferred stock with a liquidation preference of $1,000 per share and detachable five-year warrants to purchase 4,750,000 common shares at $0.25 per share, and issued such 950 shares of preferred stock and the related warrants between May 15, 1999 and October 5, 1999. By their terms, the preferred shares had to be redeemed within one year at their par value plus accrued dividends. The preferred stock cash dividend requirement was $95,000 annually. The preferred stock was issued for proceeds of $950,000 consisting of $700,000 cash and the deemed payment of $250,000 principal amount of notes issued in 1998. The beneficial conversion feature of the warrants was valued at $950,000 and recognized as a preferred dividend.

On February 25, 2000, the Company redeemed the mandatorily redeemable preferred stock for cash of $950,000 for the principal balance and $57,378 for the preferred dividends accrued to date.

On June 8, 2001 the Company authorized 1,000 shares of 8% senior cumulative convertible preferred stock and detachable warrants to purchase 8,333,333 shares of common stock at $0.30 per share, expiring on September 15, 2002. Each share of preferred stock is convertible into 16,666 shares of common stock. As of December 31, 2001 there were no shares of such preferred stock had been issued and outstanding.

NOTE 10—STOCKHOLDERS’ EQUITY

During February 1999, the Company issued 2,040,000 common shares for cash of $2,040,000 in a private placement offering. In connection with the offering, the Company granted options to purchase 200,000 common shares at $1.75 per share within 5 years and issued 8,000 shares of common stock as a finder’s fee. The Company also paid $163,200 as a finder’s fee in connection with the private placement. The Company issued an additional 3,538,000 common shares for cash of $3,538,000 in various other private placement offerings during 1999. In connection with these other offerings, the Company paid $390,527 and issued 26,000 shares of common stock as finders’ fees.

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

During 1999, Company issued warrants to the holders of notes as satisfaction of a waiver of default on the notes. The Company issued 300,000 warrants on June 30 and again on September 30, 1999, and recognized $279,555, and $397,647 of interest expense, respectively, upon the issuance of the warrants.

During April 1999, the Company granted warrants to purchase 100,000 shares of common stock to the holders of the 1998 bridge loan notes. The Company recognized $170,774 of interest expense from the issuance of the warrants. Also, in October 1999, the Company granted warrants to purchase 398,000 shares of common stock to two shareholders for services to the Company. The Company recognized an expense relating to these services of $425,155 at the date of the grant.

During the first quarter of 2000, the Company issued 4,548,667 common shares for gross cash proceeds of $13,646,000 to 45 accredited investors in a private placement offering. A total of $1,512,782 was incurred as placement costs.

During March, 2000, the Company issued 5,393,690 common shares upon the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,220 in cash and recorded $947,203 related to the cashless exercise of warrants as a deemed payment of the principal of the 1999 Notes. The warrants exercised totaled $1,348,423.

As of December 31, 2001, the Company had warrants outstanding as follows:

Common shares subject to warrants	Exercise price	Expiration
379,526	$0.25	May 14, 2004
562,500	0.30	May 16, 2006
225,000	0.30	August 6, 2006
87,500	0.30	September 8, 2006
55,000	0.30	October 2, 2006
87,500	0.30	October 8, 2006
87,500	0.30	October 28, 2006
500,000	0.30	November 13, 2006
2,000,000	0.05	November 13, 2006
150,000	1.00	May 14, 2004
150,000	1.75	May 15, 2003
200,000	1.75	March 4, 2004
223,000	3.00	May 14, 2003
25,000	$5.00	May 31, 2003

Total 4,732,526

NOTE 11—STOCK OPTIONS

The Company has granted stock options under stock option plans and has granted other options to employees, directors and consultants.

Options to purchase up to 2,200,000 and 1,000,000 shares of the Company’s common shares are authorized under the 1998 Employee Incentive Stock Option Plan and 1998 Non-Qualified Stock Option Plan, respectively. The exercise price of options granted under the 1998 Employee Incentive Stock Option Plan must be the fair value of the common stock on the date granted (110% of fair value if granted to a shareholder who owns 10% or more of the total combined voting power of all classes of stock of the Company). Options may be exercised by payment of cash or for shares of common stock equal to the in-the-money value of the options. Accordingly, the options granted under the plans have been accounted for as variable options. Options granted under the plans are generally exercisable over three to five years and expire five years from the date of grant.

During 1999, the Company granted 5-year options to purchase 30,000 shares of common stock and 4-year options to purchase 30,000 shares of common stock at $1.94 and $2.04 per share, respectively to Directors.

A summary of the status of the Company’s stock options as of December 31, 2001, 2000 and 1999, and changes during the years then ended are presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,190,159	$2.92	1,020,650	$2.89	641,922	$4.22
Granted	120.155	0.52	279,659	3.20	837,000	1.98
Exercised	(13,333)	1.31	(20,833)	1.41	—	—
Forfeited or canceled	(622,031)	3.01	(89,317)	2.67	(458,272)	3.08

Outstanding at end of year	674,949	2.44	1,190,159	2.92	1,020,650	2.89

Options exercisable at year-end	421,249	2.76	555,471	3.73	352,649	4.52

Weighted-average fair value of options granted during the year	$0.47		$2.71		$1.55

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Prices	Shares	Average Remaining Contractual Life	Weighted— Average Exercise Price	Shares	Weighted— Average Exercise Price
$ 0.35—$ 0.39	65,705	4.61 years	$0.37	25,000	$0.39
$ 1.63—$ 1.75	30,000	3.22 years	1.69	16,000	1.67
$ 2.09—$ 2.81	475,494	3.39 years	2.16	279,099	2.12
$ 3.00—$ 3.00	3,250	3.47 years	3.00	650	3.00
$ 4.00—$ 4.00	47,500	3.30 years	4.00	47,500	4.00
$ 6.50—$ 6.50	53,000	0.86 years	6.50	53,000	6.50

$ 0.35—$6.50	674,949	3.44 years	2.44	421,249	2.76

The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under SFAS 123, “Accounting for Stock-Based Compensation”. Stock-based compensation charged to operations was $(28,243), $(359,331) and $643,833, for the years ended December 31, 2001, 2000 and 1999, respectively. Had compensation cost for all of the Company’s options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2001	2000	1999
Net loss:
As reported	$(8,046,672)	$(4,580,904)	$(13,859,674)
Pro forma	(8,251,171)	(5,611,499)	(12,766,433)
Basic and diluted loss
per common share:
As reported	$(0.26)	$(0.16)	$(0.80)
Pro forma	(0.26)	(0.19)	(0.74)

The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 0.0% for all years; expected volatility of 149%, 143% and 166%; risk-free interest rate of 4.6%, 6.0% and 5.6%; and expected lives of the options of 5.0 years, 4.8 years and 2.0 years.

NOTE 12 — BUSINESS SEGMENT INFORMATION

As of December 31, 2001, the Company’s operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate in 1999 represents primarily contract manufacturing, and includes royalties from non-recurring sources in all years presented.

The Company’s business was conducted primarily in the United States during 2001, 2000 and 1999. In 2000 the Company established a European subsidiary to facilitate international expansion. Less than $1,000 of revenue was realized from European operations in 2001, and in November of 2001 the European subsidiary was placed into liquidation, and its operations were discontinued.

Segment operating income (loss) is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. Corporate includes general corporate assets and assets of business activities no longer being pursued.

The Company evaluates performance of its segments based on revenues and operating income (loss). The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. There are no inter-segment sales.

	2001	2000	1999
Revenues:
X-traWeb	$270,372	$450,604	$—
Radio products	764,442	690,377	789,167
Corporate	17,540	573,852	2,777,140

Total sales	$1,052,354	$1,714,833	$3,566,307

Operating income (loss):
X-traWeb	$(3,767,293)	$(3,593,924)	$(387,464)
Radio products	(3,161,943)	(1,441,430)	(1,358,626)
Corporate	61,855	(55,101)	(7,583,491)

Total operating loss	$(6,867,381)	$(5,090,455)	$(9,329,581)

Assets:
X-traWeb	$293,442	$1,324,821
Radio products	1,184,904	642,595
Corporate	208,526	3,002,471

Total assets	$1,686,872	$4,969,887

NOTE 13—RELATED PARTY TRANSACTIONS

During 2001, the Company borrowed $3,210,000 from affiliates of its largest shareholder as discussed in Note 6.

In 2000, the Company deemed a $66,829 receivable from a shareholder to be uncollectible, and the balance was written off.

NOTE 14—COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS—The Company leases office facilities and equipment under agreements accounted for as operating leases. Lease expense for 2001, 2000, and 1999 was $361,800, $310,338 and $342,051 respectively. The Company also leases office equipment under capital leases with an interest rate of 14.45 percent. The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value of net minimum lease payments as of December 31, 2001:

Years Ending December 31,:	Capital Leases	Operating Leases
2002	$5,076	$242,117
2003	5,076	238,637
2004	423	242,786
2005	—	251,002

Total Minimum Lease Payments	10,575	$974,542

Less amount representing interest	1,490

Present Value of Net Minimum Lease Payments	9,085
Less Current Portion	5,076

Long-Term Obligations Under Capital Lease	$4,009

LEGAL MATTERS—During 1999 the Company settled a claim from a software vendor for a $100,000 cash payment. The claim arose when the Company returned leased software and requested cancellation of the lease and related technical support agreement. During 1999, the Company also settled a lawsuit brought by an investment banker and paid $145,000 as settlement expense.

On February 20, 2001 certain parties filed a lawsuit against the Company with respect to their purchase of a total of 230,000 shares of common stock of the Company at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of the Company’s failure to file a registration statement on or before December 31, 2000

In mid December 2001, the united States District Court in Utah approved the plaintiffs’ motion for leave to amend their pleading to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director, and a former officer, Kevin Childress) and to assert an additional cause of action against the Corporation for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer. The plaintiffs continue to seek the same relief originally sought by them. The Corporation and the individual defendants recently filed answers in the case.

The Corporation believes that it has meritorious defenses to such action and intends to prosecute its defenses of the action vigorously, but there can be no assurance as to the outcome thereof. An estimate of potential losses, if any, cannot be made at this time. The Corporation will also vigorously contest these new additional claims and believes it has meritorious defenses to these new claims, and it is anticipated that the individual defendants named in the lawsuit will do the same, although the Corporation cannot assure the results of such lawsuit.

401K PROFIT SHARING PLAN—The Company sponsors a 401K profit sharing plan but has no commitment to match employees’ contributions to the plan, nor has the Company made any contributions to the plan to date.

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2001 Fiscal Quarter				Year
	1	2	3	4
Net sales	258,491	342,369	262,455	189,039	1,052,354
Gross profit (loss)	128,020	179,612	(128,666)	(17,596)	161,370
Net loss applicable to common shares	(1,615,406)	(2,052,301)	(1,999,473)	(2,379,492)	(8,046,672)
Basic and diluted loss applicable to common shares	(0.05)	(0.07)	(0.06)	(0.08)	(0.26)

	2000 Fiscal Quarter				Year
	1	2	3	4
Fiscal 2000
Net sales	510,815	455,425	376,885	371,708	1,714,833
Gross profit	82,709	185,454	117,775	115,468	501,406
Net loss applicable to common shares	(2,380,967)	961,648	(1,655,899)	(1,505,686)	(4,580,904)
Basic and diluted income (loss) applicable to common shares	$(0.10)	0.03	(0.05)	(0.05)	(0.16)

NOTE 16—SUBSEQUENT EVENTS

During January, February and March, 2002 the Company received additional loans of $900,000 from affiliates of our largest stockholder, bringing the total amount of the 2001 Note to $4,110,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes into shares of common stock, although the terms of the Notes require the Company to raise an additional $4,110,000 in equity from sources other that Michael Lauer and his affiliates on or before June 30, 2002 before such conversion may occur.

The Company also received a four-month extension of the maturity date of the 2001 Notes from its creditors, and agreed to give such creditors 7,120,000 shares of common stock as consideration therefore, subject to the approval of the Company’s shareholders at a meeting with respect to such issuance in accordance with applicable American Stock Exchange rules.

EXHIBIT INDEX

No.	Description

3.1	Articles of Incorporation of the Company and all amendments thereto*

3.2	Bylaws of the Company*

4.1	Form of Common Stock Certificate*

4.2	Form of Subscription Agreement used in private financing providing for registration rights*

5.	Opinion of Connolly Epstein Chicco Foxman Engelmyer & Ewing regarding the legality of securities being registered*

10.1	1997 Stock Option Plan*

10.2	DRCC Omnibus Stock Option Plan*

10.3	Development and License Agreement dated April 4, 1997, between DRCC and Kyushu Matsushita Electric Co., Ltd.*

10.4	Amended and restated Technical Development and Marketing Alliance Agreement dated September 15, 1997, between the Company and Williams Telemetry Services, Inc.*

10.5	Lease Agreement dated May 17, 1995, between DRCC and Pracvest Partnership relating to the Company’s American Fork City offices and facility*

10.6	Lease Agreement dated February 12, 1996, between the Company the Green/Praver, et al., relating to the Company’s Salt Lake City offices*

10.7	Shareholders Agreement dated May 21, 1997 between the Company, DRCC, Philip A. Bunker and William E. Chipman, Sr.*

10.8	Asset Purchase Agreement dated October 31, 1997, between the Company and Austin Antenna, Ltd.*

10.9	Stock Exchange Agreement dated October 31, 1997, between the Company, TWC, Ltd. and the shareholders of TWC, Ltd.*

10.10	Settlement Agreement, Mutual Waiver and Release of All Claims dated November 11, 1997 between Digital Radio Communications Corp. and Digital Scientific, Inc.*

10.11	Agreement (undated) between the Company, Xarc Corporation and Donald J. Wallace relating to the Company’s acquisition of Xarc Corporation*

10.12	Promissory Note dated December 4, 1997, by the Company, payable to William E. Chipman, Sr. in the principal amount of $125,000*

10.13	Promissory Note dated November 13, 1997, by the Company, payable to T. Kent Rainey in the principal amount of $200,000*

10.14	Investment Banking Services Agreement dated November 19, 1997, between the Company and PaineWebber Incorporated*

10.15	$400,000 Promissory Note dated December 24, 1997, payable to Electronic Assembly Corporation*

10.16	$400,000 Promissory Note dated January 8, 1998, payable to Tiverton Holdings Ltd.*

10.17	Loan Agreement by and among the Registrant and the Bridge Noteholders * dated as of May 15, 1998*

10.18	Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated August 7, 1998*

1

No.	Description

10.19	Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated September 11, 1998*

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

10.23	Employment Agreement between the Registrant and James O’Callaghan dated May 20, 1998*

10.24	Lease agreement between the Registrant and NP#2 dated as of July 29, 1998 relating to the premises at 2441 South 3850 West, West Valley City, Utah 84120*

10.25	Agreement between KME and the Registrant dated October 19,1998 relating to the Registrant’s providing of technical assistance and development relating to the Gigarange telephone*

10.26	Agreement between KME and the Registrant dated as of March 1, 1998 relating to the Panasonic MicroCast System*

10.27	General and Mutual Release Agreement between the Registrant and Phil Acton dated November 2, 1998*

10.28	Agreement and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated November 25, 1998*

10.29	1998 Employee Incentive Stock Option Plan*

10.30	1998 Non-qualified Stock Option Plan*

10.31	Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*

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

Registrant’s Confidential Private Placement Memorandum dated January 12, 2000 as amended*

10.36	Settlement Agreement and Mutual Release between Internet Telemetry Corp. and the Registrant, dated as of August 7, 2000.*

10.37	Financing Commitment Letter between the Registrant and Insight Capital LLC dated April 2, 2001.*

10.38
Loan Agreement by and among the Registrant and Lancer Offshore,Inc. Noteholders dated as of May 17, 2001, together with the Notes, Warrant, Pledge/Security Agreement, Subordination Agreement, and Registration Rights Agreement.*

10.39
Amended and Restated Loan Agreement by and among the Registrant, Lancer Offshore, Inc. and Lancer Partners L.P. dated as of August 7, 2001, together with the Note, Warrant, Amended and Restated Pledge / Security Agreement, Subordination Agreement,

2

No.	Description

Pledgee Representation Agreement and the Amended and Restated Registration Rights Agreement.*

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*

10.41	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of October 12, 2001.*

10.42	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 14, 2001. **

10.43	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of January 25, 2002.**

10.44	Amendment to Warrant Nos. T-1A, T-5, T-6, T-7 and T-8 held by Lancer Offshore, Inc. **

10.45	Amendment to Warrant Nos. T-2, T-3 and T-4 held by Lancer Partners L.P. **

10.46	Amendment to Warrant No. T-9 held by Capital Research Ltd. **

10.47	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of February 28, 2002.**

16.1	Letter from Hansen, Barnett & Maxwell regarding change in Certifying Accountant.*

21.1	List of Subsidiaries.**

*	Filed previously
**	Filed herewith
+	Management contract or compensatory plan or arrangement filed previously.

3