Form 10-Q
period 2002-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-05-15
CIK 1031744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file number 001-15837

WORLD WIRELESS COMMUNICATIONS, INC.
(Exact Name of Registrant As Specified In Its Charter)

Nevada	87-0549700
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

5670 Greenwood Plaza Boulevard, Penthouse
Greenwood Village, Colorado 80111
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number (303) 221-1944

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

As of April 30, 2002 there were 31,387,087 shares of the Registrant’s Common Stock, par value $0.001, issued and outstanding.

PART I—FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act” or the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the expectations or beliefs of World Wireless Communications, Inc. and our subsidiaries (collectively the “Company”, “we” or “us”) concerning future events that involve risks and uncertainties, including and without limitation, (i) those associated with the ability of the Company to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWebTM products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 1.    Financial Statements

WORLD WIRELESS COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$166,873	$223,738
Investment in securities available-for-sale	3,503	688
Trade receivables, net of allowance for doubtful accounts	56,852	68,002
Other receivables	39,681	19,502
Inventory	419,361	445,976
Prepaid expenses	171,727	69,526

Total current assets	857,998	827,432
Equipment, net of accumulated depreciation and impairments	318,918	369,453
Deferred debt placement fees	38,532	477,650
Other assets, net of accumulated amortization	13,131	12,337
Total assets	$1,228,578	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2002	December 31, 2001
CURRENT LIABILITIES
Trade accounts payable	$706,385	$746,699
Accrued liabilities	746,746	281,578
Accrued interest	313,058	174,892
Notes payable	100,000	—
Notes payable—related party, net of discount	4,220,620	3,098,216
Deferred revenue	30,000	30,000
Obligation under capital leases—current portion	5,076	5,076

Total Current Liabilities	6,121,885	4,336,461

Long-term Obligation Under Capital Leases	3,057	4,009

Mandatorily Redeemable 8% Preferred Stock—$0.001 par value; 1,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $0	—	—
STOCKHOLDERS’ DEFICIT
Common stock—$0.001 par value; 225,000,000 and 50,000,000 shares authorized; issued and outstanding: 31,387,087 shares at March 31, 2002 and 31,387,087 shares at December 31, 2001	31,387	31,387
Additional paid-in capital	47,999,588	47,827,943
Accumulated other comprehensive loss	(4,595)	(7,409)
Accumulated deficit	(52,922,744)	(50,505,519)

Total Stockholders’ Deficit	(4,896,364)	(2,653,598)

Total Liabilities and Stockholders’ Deficit	$1,228,578	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2002	2001
REVENUES:
Services	$—	$19,000
Royalties	—	9,379
Product sales	203,122	230,112

Total Revenue	203,122	258,491
COST OF SALES:
Services	—	16,347
Products	84,299	114,124

Total Cost of Sales	84,299	130,471

Gross Profit	118,823	128,020

EXPENSES
Research and development expense	146,597	153,799
Selling, general and administrative expenses	1,132,802	1,569,362
Amortization of goodwill	—	42,858

Total Expenses	1,279,399	1,766,019

Loss From Operations	(1,160,576)	(1,637,999)
Other Income/(Expense):
Interest expense	(1,283,610)	(1,452)
Other income	26,961	24,045
Net Loss	(2,417,225)	(1,615,406)

Net Loss Applicable To Common Stockholders	$(2,417,225)	$(1,615,406)

Basic and Diluted Net Loss Per Common Share	$(0.08)	$(0.05)
Weighted Average Number of Common Shares Used in Per Share Calculations	31,387,087	31,213,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(2,417,225)	$(1,615,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	—	42,858
Depreciation	59,250	32,507
Compensation expense from stock options	—	(45,185)
Loss on sale of securities	—	2,167
Amortization of debt discount	244,049	—
Amortization of debt placement fees	544,118	—
Changes in operating assets and liabilities:
Accounts receivable	(9,029)	(31,137)
Inventory	26,615	(50,596)
Prepaid expenses/other assets	(102,995)	(300,476)
Accounts payable	(40,314)	(9,861)
Accrued liabilities	465,168	(137,512)
Accrued interest	138,166	—

Net Cash Used in Operating Activities	(1,092,197)	(2,112,641)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(8,715)	(38,071)
Proceeds from sale of property and equipment	—	—
Proceeds from sale of securities	—	4,564

Net Cash Provided (Used) by Investing Activities	(8,715)	(33,507)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended March 31,
	2002	2000
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$—	$17,467
Proceeds from borrowings	1,162,500	65,600
Deferred debt placement fees	(105,000)	—
Principal payments on notes payable	(12,500)	(7,020)
Principal payments on obligation under capital lease	(952)	(13,473)

Net cash provided by financing activities	1,044,048	62,574
Effect of exchange rate on cash and cash equivalents	—	(25,987)

Net (decrease) increase in cash and cash equivalents	(56,864)	(2,109,561)
Cash and cash equivalents—beginning of period	223,737	3,097,624

Cash and cash equivalents—end of period	$166,873	$988,063

SUPPLEMENTAL CASH FLOW INFORMATION—

Cash paid for interest was $1,277 and $1,452 in 2002 and 2001 respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES—NOTES 3 AND 5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2001 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Major Customers—Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the three months ended March 31, 2002 and 2001 are as follows: Customer “A” represented 19.9% and 5.4% of sales, respectively; Customer “B” represented 14.8% and 33.1% of sales respectively.

Inventory—Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves for inventory valuation are reviewed periodically, and adjusted accordingly. As of March 31, 2002 and December 31, 2001 inventory consisted of the following:

	March 31, 2002	December 31, 2001
Materials	$141,518	$148,957
Work in process	16,219	23,255
Finished goods	261,624	273,764

Total	$419,361	$445,976

Loss Per Share—Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. Diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at March 31, 2002 and 2001, respectively, would have decreased the loss per share and have been excluded from the calculation.

Deferred Revenue—Deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.

Comprehensive Income/(Loss)—Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company’s comprehensive income and loss for the three months ended March 31, 2001 and 2000 are as follows:

	For the Three Months Ended March 31,
	2002	2001
Net Loss	$(2,417,225)	$(1,615,406)
Unrealized Gain on Marketable Equity Securities	2,815	17,638

Effect of foreign currency translation	—	(25,987)

Comprehensive Loss for the Period	$(2,414,410)	$(1,623,755)

NOTE 2    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds to repay its debt, which is all due June 30, 2002. As operations have not generated sufficient amounts of cash, the Company has relied upon debt financing to fund its current period operations. The financing has been obtained from affiliates of the Company’s largest shareholder who extended the due dates of the notes several times during 2001 and the first quarter of 2002. There is no guarantee that the due dates of the notes will continue to be extended. The Company’s attainment of profitable operations and sufficient additional financing cannot be determined at this time. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. See also Note 5 and 7.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described below.

Management’s Plans—Based on the Company’s current cash position and its plans for 2002, management believes that additional capital will be required by the end of July 2002, including an additional extension of the debt that is due to mature on June 30, 2002. The Company’s financing agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allowed for such loan to be increased to a total of its current outstanding principal amount of $5,535,000, an increase over the prior loan ceiling of $5,000,000 (see Note 5 and Note 7). Although both lenders can agree to increase such loan again, provided the Company agrees to do so, the Company cannot assure you of such mutual agreement. The Company is currently seeking funding from other sources. There can be no assurance that the Company will be successful in such efforts.

NOTE 3    STOCKHOLDERS’ EQUITY

Options for 13,334 shares were exercised in March 2001 at a price of $1.31 per share, for proceeds of $17,467.

NOTE 4    MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 5    NOTES PAYABLE—RELATED PARTY

On May 17, 2001 the Company issued senior secured convertible debt (the “2001 Notes”) for $1,125,000 to affiliates of its largest shareholder. The notes bear interest at the rate of 15% per year and were originally to mature on September 15, 2001, unless they were manditorily converted into shares of the company’s common stock prior to the maturity date. The mandatory conversion was conditional, and provided for the debt to convert into shares of common stock at a rate below the then market price of the stock. The Company issued a warrant to purchase 562,500 shares of common stock in connection with the notes, and agreed to pay a finders fee of 10%. The value of the warrants was accounted for as discount on the notes, and the amortization of the discount and the placement fee were accounted for as additional interest expense. Under the terms of the 2001 Notes, the Company and the lender could mutually agree to increase the amount of the loan to a total of $5,000,000 with a pro rata increase in the amount of warrants issuable by the Company. The notes contained a default provision that would increase the annual interest rate to 16%, and would require the Company to issue a certain number of shares of common stock, up to a certain limit.

During the rest of 2001, the company borrowed an additional $2,085,000 and issued additional warrants to purchase 3,042,500 shares of common stock, including a warrant to purchase 2,000,000 shares of stock issued as an additional placement fee. The Company did not meet the conditions required to convert the debt into shares of common stock, and the maturity date of the notes was extended first to December 15, 2001, and again to February 28, 2002. In consideration for the additional borrowings and other modifications to the original terms of the 2001 Notes, the contingent conversion rate, warrant stock purchase price, default terms and other terms of the notes were modified so that on December 31, 2001 the notes bore the following terms:

The entire principal amount of $3,210,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion and (B) upon our receipt of $3,210,000 in equity from sources other than the Company’s largest shareholder or his affiliates on or before February 28, 2002;

Because the contingent conversion rate was below the market value of the stock, the value of the contingent beneficial conversion feature on each of the notes is as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
May 17, 2001	$866,051
August 7, 2001	285,864
September 6, 2001	100,000
September 18, 2001	157,233
October 03, 2001	93,418
October 09, 2001	147,992
October 29, 2001	150,473
November 14, 2001	852,515
Total	$2,653,546

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the related contingencies are resolved. The value of the beneficial conversion feature cannot exceed the discounted value of the debt.

The exercise price of the warrant to purchase shares of our Common Stock was reduced to $0.30 per share which term will also apply to any additional warrants issued in such the financing transactions;

The maturity date of the entire principal amount of $3,210,000 comprising the 2001 Notes was extended until February 28, 2002 (unless mandatorily converted into shares of the Company’s Common Stock prior to such date)

The Company agreed to give the lender full anti–dilution protection in the event the Company sold shares of its Common Stock at a price less than $0.05 per share during the one–year period commencing on November 14, 2001;

The amount of shares issuable in the event of a default was 1,605,000 shares of Common Stock for each month in which a default exists and continuing until such default is cured, up to a maximum of 12,500,000 shares;

The Company agreed to reduce its operating budget to a monthly burn rate (i.e. the excess of its expenditures over revenues received, in each case determined on a cash basis) of not greater than $250,000 effective for the month of

September 2001 and $375,000 for each month thereafter, and to curtail all its discretionary spending until additional equity is raised.

During January, February and March, 2002 the Company received additional loans of $1,050,000 from affiliates of our largest stockholder, bringing the total amount of the 2001 Notes to $4,260,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes into shares of common stock, although the terms of the Notes require the Company to raise an additional $4,260,000 in equity from sources other that its largest shareholder and his affiliates on or before June 30, 2002 before such conversion may occur. The Company could pay the 2001 Notes in whole or in part if it obtains additional debt financing and thereby avoid the mandatory conversion thereof.

The Company also received a four-month extension of the maturity date of the 2001 Notes from its creditors, and agreed to give such creditors 7,120,000 shares of common stock as consideration therefore, subject to the approval of the Company’s shareholders at a meeting with respect to such issuance in accordance with applicable American Stock Exchange rules. If shareholder approval is not obtained, the Company will pay $356,000 to the debtholders. This obligation has been accrued for as a charge to interest expense in the current quarter. If shareholder approval is obtained, the Company will record an incremental charge based on the fair value of the shares issued.

The amount of shares issuable in the event of a default was now increased to 1,780,000 shares of common stock for each month in which a default exists and continuing until such default is cured, up to a maximum of 12,500,000 shares.

The contingent beneficial conversion feature on each of the notes issued during 2002 is as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
January 25, 2002	264,051
February 8, 2002	211,149
March 8, 2002	175,747
March 11, 2002	88,261
March 27, 2002	139,147
Total	$878,355

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the related contingencies are resolved. The value of the beneficial conversion feature cannot exceed the discounted value of the debt.

NOTE 6    BUSINESS SEGMENT INFORMATION

As of March 31, 2002 the Company’s operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate includes income, expenses, and assets that are not allocable to a specific business segment, or relate to activities no longer being pursued.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.

	For the Three Months Ended March
	2002	2001
Revenues:
X-traWebTM	$—	$104,162
Radio products	203,122	144,950
Corporate	—	9,379
Total sales	$203,122	$258,491

Operating loss:
X-traWebTM	$(481,316)	$(1,066,058)
Radio products	(679,260)	(634,560)
Corporate	—	62,619

Total operating loss	$(1,160,576)	$(1,637,999)

	As of
	March 31, 2002	December 31, 2001
Assets:
X-traWebTM	$242,794	$293,442
Radio products	830,595	1,184,904
Corporate	155,189	208,526

Total assets	$1,228,578	$1,686,872

NOTE 7    SUBSEQUENT EVENTS

In April 2002, affiliates of the Company’s largest shareholder loaned the Company an additional $1,275,000, bringing the total to $5,535,000. As a result, the Company issued notes comprising part of the 2001 Notes and issued additional warrants to purchase 637,500 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on April 11, 2007 and April 24, 2007.

ITEM	2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward- looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect our business.

The following discussion should be read in conjunction with our Consolidated Financial Statements and respective notes thereto.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and Three Months Ended March 31, 2001

We incurred a net loss of $2,417,225 for the three-month period ended March 31, 2002, or a $0.08 loss per share, compared to a net loss of $1,615,406 or a $0.05 loss per share, for the three months ended March 31, 2001. The increased loss is attributable to $1,282,333 in interest expense related to our debt financing, partially off-set by a $486,619 reduction in operating expenses. The reduction in operating expenses was achieved primarily by reducing employment related expenses.

Sales for the three-month period ended March 31, 2002 totaled $203,122 compared to $258,491 during the three months ended March 31, 2001, or a decrease of $55,369 or 21.4%. During the first quarters of 2002 and 2001, we derived our revenue as follows:

	For the Three Months Ended March 31,
	2002	2001
Summary of Revenue by Activity
X-traWebTM	$—	$104,162
Radio products	203,122	144,950
Corporate	—	9,379
Total Revenue	$203,122	$258,491

During the first quarter of 2002, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line, and specifically on applying our technology to automated meter reading solutions for the utilities industry. The decline in revenue from X-traWebTM products and services in 2002 compared to 2001 resulted primarily from the completion of two non-recurring customer contracts in the vending and facilities management industry, and from our shift to the development and sale of products for the automated meter reading market. As of March 31, 2002, we have not yet generated any revenue from such activities.

The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued. Corporate revenues reported in the first quarter of 2001 represent royalty fees paid under an agreement that has since expired.

Our increased revenue from radio products, which totaled $203,122 for the three months ended March 31, 2002, compared to $144,950 for the comparable quarter in 2001, resulted from increased unit sales. Antenna sales rose 33.9%; radio sales were up 45.6%.

Our cost of sales for the three-month period ended March 31, 2002 declined to $84,299 from a total of $130,471 for the three months ended March 31, 2001, a reduction of $46,172 or 35.4%. The resulting gross profit was $118,823, or 58.5% of sales, for the three-month period ended March 31, 2002 compared to $128,020, or 49.5%, for the three months ended March 31, 2001. This improvement in gross profit margin reflects the absence of any revenue from engineering services, where our margins have historically been low.

Our research and development expenses decreased to $146,597 from $153,799, or by $7,202, or 4.7%, for the comparable three month periods ended March 31, 2002 versus March 31, 2001. These costs continue to relate to the ongoing application development of the X-traWebTM propriety technology in 2001.

Our total selling, general, and administrative expenses amounted to $1,132,802 for the three-month period ended March 31, 2002 compared to $1,569,362 for the three months ended March 31, 2001, representing a decrease of $436,560, or 27.8%. Selling and marketing expenses decreased by $124,884, or 42.8%, during the three-month period ended March 31, 2002 over the three months ended March 31, 2001 and represents a decrease in advertising, consulting, and expenses for marketing our X-traWebTM products overseas. Total general and administrative expenses for the comparable March 31, 2002 and March 31, 2001 period decreased by $311,676, or 19.9%, and resulted from (1) decreased expenses of $79,900 from the former X-traWebTM Europe offices, and (2) decreases of $335,820 in compensation expense, partially offset by (1) an increase in legal expense of $154,537, and (2) an increase in depreciation expense of $26,019.

Our interest income for the three-month period ended March 31, 2002 was $131 compared to $24,045 for the three months ended March 31, 2001, with the decrease of $23,914 directly attributable to decreased available funds in overnight interest bearing accounts. Interest expense increased to $1,283,610 during the three-month period ended March 31, 2002 compared to $1,452 for the three months ended March 31, 2001. This increase is directly related to our issuance of units of secured notes and warrants beginning in the second quarter of 2001, and represents the amortization of discounts related to the warrants, placement fees, fees paid for the extension of the debt, and accrued interest on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at March 31, 2002 consisting of cash and cash equivalents was $166,873, which represents a decrease of $56,865 over our cash and cash equivalents of $223,738 as of December 31, 2001. Our current assets were $857,998 as of March 31, 2002, an increase of $30,566 from our current assets of $827,432 as of December 31, 2001.

As of March 31, 2002, our total liabilities were $6,124,942, which was an increase of $1,784,472 from our total liabilities of $4,340,470 as of December 31, 2001. Substantially all of our liabilities are current, including debt from affiliates totaling $4,220,620, which is due June 30, 2002.

Cash used in operating activities was $1,092,197 during the three months ended March 31, 2002, which was financed primarily by additional borrowings from affiliates of $1,057,500 (net of placement fees). Cash used in operating activities was $1,325,028 less than our net loss, attributable primarily to $788,167 on non-cash interest expenses and net changes in working capital.

During the quarter ended March 31, 2002, we received an additional $1,050,000 in loans from such affiliates comprising part of the 2001 Notes and issued additional detachable five-year warrants to purchase 525,000 shares of our Common Stock at $0.30 per share, expiring on various dates in 2007, to such creditors as part of such financing. In April, 2002, we received an additional $1,275,000 in loans from such affiliates comprising part of the 2001 Notes and issued additional detachable five-year warrants to purchase 637,500 shares of our Common Stock at $0.30 per share, expiring on various dates in 2007, to such creditors bringing the total loans to $5,535,000 as of April 25, 2002. For a further description of this financing, see “Senior Secured Indebtedness Financing” in Item 2 of Part 2 of this Report.

Based on our current cash position, we believe that additional capital will be required by the end of July, 2002. We recently obtained financing proceeds from Lancer Offshore, Inc. and Lancer Partners L.P., affiliates of our largest stockholder, which management believes is adequate to fund our operations at least through late July, 2002. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allowed for such loan to be increased to a current outstanding principal amount of $5,535,000 (an increase over the prior loan ceiling amount of $5,000,000). Although both lenders can agree to increase such loan again, provided we agree to do so, we cannot assure you of such mutual agreement. Since the $5,535,000 loan from the Lancer entities matures on June 30, 2002, we are currently seeking funding from other sources.

See Note 2 to the accompanying financial statements for a discussion of the Company’s status as a going concern.

SUMMARY

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

In summary, we are fully aware that anticipated revenue increases from sales of our X-traWebTM products and our proprietary radios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, our ability to continue as a going concern is dependent on continued support from our lenders.

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

We believe that we have meritorious defenses to such action and intend to prosecute our defense of the action vigorously, but there can be no assurance as to the outcome thereof. We will also vigorously contest these new additional claims and believe we have meritorious defenses to these new claims, and the individual defendants named in the lawsuit will do the same, although we cannot assure you of the result in such lawsuit.

ITEM 2.     Changes in Securities and Use of Proceeds

Senior Secured Indebtedness Financing

The Company modified its Senior Secured Convertible Notes during the quarter ended March 31, 2002, which had the general effect of increasing the equity amount needed for the mandatory conversion of such notes and extending the due date thereof until June 30, 2002. A detailed description of such financing through April 25, 2002 is set forth below.

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

3. This tranche of $875,000 comprising the 2001 Notes is mandatorily convertible into shares of our Common Stock at the rate of $0.20 per share (i.e. one share for each $0.20 of debt) upon (a) the receipt of approval of our stockholders at a meeting of such conversion and (b) our receipt of $2,000,000 of equity from non–Lancer entities or affiliates by December 31, 2001.

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

7. The terms set forth in the May 17, 200 financing described in 1, 3, 4, 6, 7 and 9 apply with the same force and effect to the August 7, 2001 financing.

In addition, under the August 7, 2001 financing, the Company agreed to amend the May 17, 2001 financing as follows:

(i)  The $1,125,000 principal amount comprising a portion of the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of $0.20 per share (i.e. one share for each $0.20 of debt);

(ii)  The Company agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti–dilution protection in the event the Company sold shares of its Common Stock at a price of less than $0.20 per share during the one–year period commencing on May 12, 2001;

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

(c) September 2001 Financing

The Company failed to meet the condition described in Item 2 above on the August 7, 2001 financing by September 15, 2001. Despite such failure, Lancer Partners L.P. loaned the Company an additional $100,000 and $175,000 on September 6, 2001 and September 18, 2001, respectively, which loans mature on December 15, 2001. As a result thereof, the Company issued a separate note comprising part of the 2001 Notes to such party (which collectively are mandatorily convertible into 1,375,000 shares of our Common Stock at $0.20 per share) and also issued a warrant to purchase 87,500 shares of our Common Stock at $0.30 per share.

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

(iv) The Company agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti-dilution protection in the event the Company sold shares of its Common Stock at a price less than $0.05 per share during the one-year period commencing on November 14, 2001 (which was changed from May 12, 2001); and

(v) The finders fee payable on the transaction was increased by requiring the Company to issue a five–year warrant to Capital Research Ltd. to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share, which expires on November 13, 2006.

(e) January and February, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $350,000 on January 25, 2002 and $250,000 on February 8, 2002 (bringing its total loan to the Company to $3,160,000 in principal amount). As a result, the Company issued separate notes comprising part of the 2001 Notes and issued additional warrants to Lancer Offshore, Inc. to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.30 per share, expiring in each case on a date in 2007 five years after the date of their respective issuance.

In addition, the parties agreed on January 25, 2002 to amend the entire 2001 Note financing as follows:

(i) The entire principal amount of $3,810,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion and (B) upon our receipt of $3,810,000 in equity from sources other than Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. on or before February 28, 2002.

(ii) The amount of shares issuable in the event of a default was now increased to 1,780,000 shares of our Common Stock for each month in which a default exists and continuing until such default is cured, up to a maximum of 12,500,000 shares; and

(iii) The Company agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti–dilution protection in the event the Company sold shares of its Common Stock at a price less than $0.05 per share during the one–year period commencing on the date of the making of the last loan from such parties to the Company (which was changed from November 14, 2001 to February 8, 2002).

(f) March, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $200,000 on March 8, 2002 (bringing its total loan to the Company to $3,360,000 in principal amount) and Lancer Partners L.P. loaned the Company an additional $100,000 on March 11, 2002 and $150,000 on March 27, 2002 (bring its total loan to the Company to $900,000 in principal amount). As a result, the Company issued separate notes comprising part of the 2001 Notes and issued additional warrants to Lancer Offshore, Inc. and Lancer Partners L.P. to purchase 100,000 shares and 125,000 shares of the Company’s Common Stock, respectively, at an exercise price of $0.30 per share, expiring in each case on a date in 2007, five years after the date of their respective issuance.

In addition, the parties agreed on February 28, 2002 to amend the entire 2001 Note financing as follows:

(i) The maturity date of the entire principal amount of $3,810,000 comprising the 2001 Notes was extended until June 30, 2002 (unless mandatorily converted into shares of the Company’s Common Stock prior to such date).

(ii) The entire principal amount of $3,810,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share to $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002) and (B) upon our receipt of $3,810,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before June 30, 2002.

(iii) The Company agreed to issue 7,120,000 shares of its Common Stock to Lancer Offshore, Inc. and Lancer Partners L.P., to be divided pro rata between them based on their respective share of the total loans of $3,810,000 to us as of February 28, 2002, subject to the approval of such issuance by our stockholders at a meeting in accordance with applicable American Stock Exchange rules. In the event that (i) such stockholder approval is not obtained on or before July 31, 2002 or (ii) the Company fails to issue such shares within 30 days after such approval is obtained due to its fault, the Company agreed to pay the sum of $356,000 to such creditors, pro rata as set forth above, in full satisfaction thereof, with such payment to be made within 30 days after the later to occur of such two events.

Furthermore, the parties agreed on March 27, 2002 to amend the entire 2001 Note financing as follows: the entire principal amount of $4,260,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share to $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002) and (B) upon our receipt of $4,260,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before June 30, 2002.

(g) April, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $275,000 on April 12, 2002. As a result, the Company issued a note comprising part of the 2001 Notes and issued an additional warrant to Lancer Offshore, Inc. to purchase 137,500 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on April 11, 2007. In addition, Lancer Offshore, Inc. loaned the Company an additional $700,000 on April 25, 2002 (bringing its total loan to the Company to $4,335,000 in principal amount), and Lancer Partners L.P. loaned the Company an additional $300,000 on such date (bringing its total loan to the Company to $1,200,000 in principal amount). As a result, the Company issued separate notes comprising part of the 2001 Notes and issued additional warrants to Lancer Offshore, Inc. and Lancer Partners L.P. to purchase 350,000 and 150,000 shares of the Company’s Common Stock, respectively, at an exercise price of $0.30 per share, expiring on April 24, 2007.

In addition, the parties agreed on April 25, 2002 to amend the entire 2001 Note financing as follows:

(i) The maturity date of the entire principal amount of $5,535,000 comprising the 2001 Notes was extended until June 30, 2002 (unless mandatorily converted into shares of the Company’s Common Stock prior to such date).

(ii) The entire principal amount of $5,535,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share to $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002) and (B) upon our receipt of $5,535,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before June 30, 2002.

On and after October 1, 2001, on the date of the issuance of each of the additional notes comprising part of the 2001 Notes and the warrants to purchase shares of our Common Stock, the average of the high and low price of a share of the Company’s Common Stock was higher than the conversion rate of each Note in question, and, at times, was higher or lower than the exercise price of each Warrant.

(h) American Stock Exchange Rules

Under applicable American Stock Exchange Rules, we are required to obtain the approval of our stockholders if we propose to issue shares of our Common Stock (i) to a controlling stockholder at a per share price less than the market value thereof and (ii) such issuance involves an amount of shares that is more than 5% of the number of the corporation’s then issued and outstanding shares of Common Stock in any one year. Such rule applies to our recent financing transaction with Lancer Offshore, Inc. and Lancer Partners L.P Accordingly, we obtained the approval of our stockholders at a special meeting held on March 15, 2002 in order to permit the mandatory conversion of the 2001 Notes owned by Lancer Offshore, Inc. and Lancer Partners L.P. into shares of our Common Stock, and the issuance of the shares of our Common Stock upon the exercise of the warrants granted to Lancer Offshore, Inc. and Lancer Partners L.P. in connection with the above financing, which approval satisfies one of the two conditions to the mandatory conversion of the 2001 Notes.

(i) Risk of Default Under Our Senior Secured Indebtedness.

While we are attempting to raise the amount needed in additional equity as a further condition for the mandatory conversion of the 2001 Notes into our shares of Common Stock or to pay the 2001 Notes in whole or in part and thereby eliminate or reduce the extent of the mandatory conversion of the 2001 Notes, we cannot assure you of such result. Moreover, we cannot assure you that we will not commit a default under the 2001 Notes in the future when they mature on June 30, 2002. In the event that the holders of the 2001 Notes sell our assets securing the 2001 Notes following any future default by us, a remedy available under the 2001 Notes, such sale would materially and adversely affect our business and financial condition

ITEM 4.    Submission of Matters to a Vote of Security Holders

Our shareholders approved the following matters at a special shareholders meeting held on March 15, 2002:

(a) The mandatory conversion of up to $5,000,000 in principal amount of the Company’s Senior Secured Notes issuable to a group comprising our largest stockholder, Michael Lauer, Lancer Offshore, Inc. and Lancer Partners L.P., and their affiliates (including the Senior Secured Notes dated May 17, 2001, August 7, 2001, September 6, 2001, September 17, 2001, October 3, 2001, October 9, 2001, October 29, 2001, November 14, 2001, January 25, 2002 and February 8, 2002 totaling $3,810,000 in principal amount issued to such group as of February 8, 2002), into up to 100,000,000 shares of the Company’s Common Stock and the issuance of up to 2,500,000 shares of our Common Stock pursuant to the exercise of the warrants which may be granted to such creditors in connection with such financing (including the warrants to purchase 1,905,000 shares outstanding as of February 8, 2002) by a vote as follows:

For: 10,054,864	Against: 6,039,150	Abstain: 15,215

(b)    The mandatory conversion of our shares of Senior Preferred Stock potentially issuable in a financing into up to 16,666,667 shares of our Common Stock and the potential issuance of up to 8,333,333 shares of our Common Stock pursuant to the exercise of the warrants issued to the holders of the Senior Preferred Stock by a vote as follows:

For: 11,115,896	Against: 4,978,718	Abstain: 14,615

(c)    The potential issuance of up to 20,000,000 shares of the Company’s Common Stock pursuant to our financing agreement with Cornell Capital Partners L.P. by a vote as follows:

For: 10,994,596	Against: 5,101,133	Abstain: 13,500

(d)    An amendment to the Company’s Articles of Incorporation increasing our authorized capital stock from 50,000,000 shares of Common Stock, $.001 par value, to 225,000,000 shares of Common Stock par value by a vote as follows:

For: 11,123,361	Against: 4,971,833	Abstain: 14,035

ITEM 5.     Other Events

We made sales of shares of our securities during the first quarter of 2002, each of which is exempt from registration under the Act, as set forth below:

(a)    As of January 25, 2002, we issued (i) a Senior Secured Note in the principal amount of $350,000 (described immediately below) and (ii) a warrant to purchase 175,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on January 24, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(b)    As of February 8, 2002, we issued (i) a Senior Secured Note in the principal amount of $250,000 (described immediately below) and (ii) a warrant to purchase 125,000 shares of our Common Stock at an exercise price of $0.30, expiring on February 7, 2007, per share to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(c)    As of March 8, 2002, we issued (i) a Senior Secured Note in the principal amount of $200,000 (described immediately below) and (ii) a warrant to purchase 100,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on March 7, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(d)    As of March 11, 2002, we issued (i) a Senior Secured Note in the principal amount of $100,000 (described immediately below) and (ii) a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on March 10, 2007, to Lancer Partners L.P., an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(e)    As of March 27, 2002, we issued (i) a Senior Secured Note in the principal amount of $150,000 (described immediately below) and (ii) a warrant to purchase 75,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on March 26, 2007, to Lancer Partners L.P., an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)    The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Financial Statements as at and for the three months ended March 31, 2002 and the Exhibits which are listed on the Exhibit Index.

Exhibit Index

10.47	Amendment of Agreement by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of February 28, 2002.

10.48	Amendment of Agreement by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of March 27, 2002.

(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002:

(i) Form 8-K filed on January 16, 2002; and

(ii) Form 8-K filed on March 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATE: May 14, 2002

WORLD WIRELESS COMMUNICATIONS, INC.

By:	/s/ DAVID D. SINGER

David D. Singer
President, Chief Executive Officer

By:	/s/ ROBERT HATHAWAY

Robert Hathaway
Vice President Finance and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company and all amendments thereto*

3.2	Bylaws of the Company*

4.1	Form of Common Stock Certificate*

4.2	Form of Subscription Agreement used in private financing providing for registration rights*

5.1	Opinion of Connolly Epstein Chicco Foxman Engelmyer & Ewing regarding the legality of securities being registered*

5.2	Opinion of Law Offices of Stephen R. Field as to the legality of the securities being registered*

10.1	1997 Stock Option Plan*

10.2	DRCC Omnibus Stock Option Plan*

10.3	Development and License Agreement dated April 4, 1997, between DRCC and Kyushu Matsushita Electric Co., Ltd.*

10.4	Amended and restated Technical Development and Marketing Alliance Agreement dated September 15, 1997, between the Company and Williams Telemetry Services, Inc.*

10.5	Lease Agreement dated May 17, 1995, between DRCC and Pracvest Partnership relating to the Company’s American Fork City offices and facility*

10.6	Lease Agreement dated February 12, 1996, between the Company the Green/Praver, et al., relating to the Company’s Salt Lake City offices*

10.7	Shareholders Agreement dated May 21, 1997 between the Company, DRCC, Philip A. Bunker and William E. Chipman, Sr.*

10.8	Asset Purchase Agreement dated October 31, 1997, between the Company and Austin Antenna, Ltd.*

10.9	Stock Exchange Agreement dated October 31, 1997, between the Company, TWC, Ltd. and the shareholders of TWC, Ltd.*

10.10	Settlement Agreement, Mutual Waiver and Release of All Claims dated November 11, 1997 between Digital Radio Communications Corp. and Digital Scientific, Inc.*

10.11	Agreement (undated) between the Company, Xarc Corporation and Donald J. Wallace relating to the Company’s acquisition of Xarc Corporation*

10.12	Promissory Note dated December 4, 1997, by the Company, payable to William E. Chipman, Sr. in the principal amount of $125,000*

10.13	Promissory Note dated November 13, 1997, by the Company, payable to T. Kent Rainey in the principal amount of $200,000*

10.14	Investment Banking Services Agreement dated November 19, 1997, between the Company and PaineWebber Incorporated*

10.15	$400,000 Promissory Note dated December 24, 1997, payable to Electronic Assembly Corporation*

10.16	$400,000 Promissory Note dated January 8, 1998, payable to Tiverton Holdings Ltd.*

1

10.17	Loan Agreement by and among the Registrant and the Bridge Noteholders* dated as of May 15, 1998*

10.18	Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated August 7, 1998*

10.19	Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated September 11, 1998*

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

10.23	Employment Agreement between the Registrant and James O’Callaghan dated May 20, 1998*

10.24	Lease agreement between the Registrant and NP#2 dated as of July 29, 1998 relating to the premises at 2441 South 3850 West, West Valley City, Utah 84120*

10.25	Agreement between KME and the Registrant dated October 19, 1998 relating to the Registrant’s providing of technical assistance and development relating to the Gigarange telephone*

10.26	Agreement between KME and the Registrant dated as of March 1, 1998 relating to the Panasonic MicroCast System*

10.27	General and Mutual Release Agreement between the Registrant and Phil Acton dated November 2, 1998*

10.28	Agreement and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated November 25, 1998*

10.29	1998 Employee Incentive Stock Option Plan*

10.30	1998 Non-qualified Stock Option Plan*

10.31	Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*

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

2

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

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*

10.41	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of October 12, 2001.*

10.42	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 14, 2001. *

10.43	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of January 25, 2002.*

10.44	Amendment to Warrant Nos. T-1A, T-5, T-6, T-7 and T-8 held by Lancer Offshore, Inc. *

10.45	Amendment to Warrant Nos. T-2, T-3 and T-4 held by Lancer Partners L.P. *

10.46	Amendment to Warrant No. T-9 held by Capital Research Ltd. *

10.47	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of February 28, 2002. **

10.48	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of March 27, 2002. **

16.1	Letter from Hansen, Barnett & Maxwell regarding change in Certifying Accountant.*

*	Filed previously
**	Filed herewith.
+	Management contract or compensatory plan or arrangement filed previously.

3