Form 10-Q
period 2002-06-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-09-13
CIK 1031744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

As of August 31, 2002 there were 31,459,945 shares of the Registrant’s Common Stock, par value $0.001, issued and outstanding.

PART I—FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act” or the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the expectations or beliefs of World Wireless Communications, Inc. and our subsidiaries (collectively the “Company”, “we” or “us”) concerning future events that involve risks and uncertainties, including, without limitation, (i) those associated with the ability of the Company to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWebTM products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 1.    Financial Statements

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
		(As restated, see Note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,102	$223,738
Investment in securities available-for-sale	1,564	688
Trade receivables, net of allowance for doubtful accounts	52,546	68,002
Other receivables	19,218	19,502
Inventory	415,146	445,976
Prepaid expenses	187,631	69,526

Total current assets	907,207	827,432
Equipment, net of accumulated depreciation and impairments	270,219	369,453
Deferred debt placement fees	—	477,650
Other assets, net of accumulated amortization	13,131	12,337
Total assets	$1,190,557	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2002	December 31, 2001
		(As restated, see Note 3)
CURRENT LIABILITIES
Trade accounts payable	$688,101	746,699
Accrued liabilities	399,317	281,578
Accrued interest	511,135	174,892
Notes payable	62,500	—
Notes payable—related party, net of discount	5,535,000	3,098,216
Deferred revenue	30,000	30,000
Obligation under capital leases—current portion	5,076	5,076

Total Current Liabilities	7,231,129	4,336,461

Long-term Obligation Under Capital Leases	1,600	4,009

Mandatorily Redeemable 8% Preferred Stock—$0.001 par value; 1,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $0	—	—

STOCKHOLDERS’ DEFICIT
Common stock to be issued	2,136,000	—

Common stock—$0.001 par value; 225,000,000 and 50,000,000 shares authorized; issued and outstanding: 31,459,945 shares at June 30, 2002 and 31,447,087 shares at December 31, 2001	31,459	31,447
Additional paid-in capital	48,349,178	48,023,183
Accumulated other comprehensive loss	(6,534)	(7,409)
Accumulated deficit	(56,552,275)	(50,700,819)

Total Stockholders’ Deficit	(6,042,172)	(2,653,598)

Total Liabilities and Stockholders’ Deficit	$1,190,557	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001
REVENUES:
Services	$15,000	$62,218	$15,000	$81,218
Royalties	—	7,062	—	16,441
Product sales	225,713	273,089	428,835	503,201

Total Revenue	240,713	342,369	443,835	600,860
COST OF SALES:
Services	5,542	41,557	5,542	57,904
Products	82,531	121,200	166,830	235,324

Total Cost of Sales	88,073	162,757	172,372	293,228

Gross Profit	152,640	179,612	271,463	307,632

EXPENSES
Research and development expense	176,707	120,378	323,304	274,177
Selling, general and administrative expenses	1,077,997	1,956,208	2,210,799	3,525,570
Amortization of goodwill	—	42,858	—	85,716

Total Expenses	1,254,704	2,119,444	2,534,103	3,885,463

Loss From Operations	(1,102,064)	(1,939,832)	(2,262,640)	(3,577,831)
Other Income/(Expense):
Interest expense	(2,599,969)	(118,102)	(3,616,579)	(119,554)
Other income	802	5,633	27,763	29,678
Net Loss	(3,701,231)	(2,052,301)	(5,851,456)	(3,667,707)

Net Loss Applicable To Common Stockholders	$(3,701,231)	$(2,052,301)	$(5,851,456)	$(3,667,707)

Basic and Diluted Net Loss Per Common Share	(0.12)	(0.07)	(0.19)	(0.12)
Weighted Average Number of Common Shares Used in Per Share Calculations	31,459,945	31,284,859 *	31,453,516	31,279,107 *

*	As restated, see Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(5,851,456)	$(3,667,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	—	85,716
Depreciation	110,730	65,013
Compensation expense from stock options	—	(37,169)
Loss on sale of securities	—	3,290
Amortization of debt discount	426,542	95,514
Amortization of debt placement fees	710,150	—
Debt extension charge—related party	2,136,000	—
Consulting services paid with stock	11,250	12,000
Provision for doubtful accounts receivable	(6,900)	11,545
Changes in operating assets and liabilities:
Accounts receivable	22,640	34,850
Inventory	30,830	(64,276)
Prepaid expenses/other assets	(118,898)	(277,630)
Deferred revenue	—	30,000
Accounts payable	(58,598)	(91,086)
Accrued liabilities	117,739	(199,984)
Accrued interest	336,243	20,342

Net Cash Used in Operating Activities	(2,133,728)	(3,979,582)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(11,497)	(64,594)
Proceeds from sale of securities	—	7,324

Net Cash Provided (Used) by Investing Activities	(11,497)	(57,270)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Six Months Ended June 30,
	2002	2001
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$—	$17,467
Proceeds from borrowings and issuance of warrants	2,437,500	1,190,600
Deferred debt placement fees	(232,500)	—
Principal payments on notes payable	(50,000)	(28,477)
Principal payments on obligation under capital lease	(2,409)	(14,201)

Net cash provided by financing activities	2,152,591	1,165,389
Effect of exchange rate on cash and cash equivalents	—	(28,484)

Net (decrease) increase in cash and cash equivalents	7,365	(2,899,947)
Cash and cash equivalents—beginning of period	223,737	3,097,624

Cash and cash equivalents—end of period	$231,102	$197,677

SUPPLEMENTAL CASH FLOW INFORMATION—

Cash paid for interest was $7,584 and $3,871 in 2002 and 2001 respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES—NOTES 4 AND 7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Consolidated Financial Statements—The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Major Customers—Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the three months ended June 30, 2002 and 2001 are as follows: Customer “A” represented 24.3% and 0% of sales, respectively; Customer “B” represented 16.3% and 0% of sales respectively, and Customer “C” represented 0% and 19.3% respectively.

For the six months ended June 30, 2002 and 2001, sales to major customers were: Customer “A” represented 22.3% and 0% respectively, Customer “B” represented 18.8% and 0% respectively, Customer “C” represented 0% and 11.0% respectively, and Customer “D” represented 0% and 17.1% respectively.

Inventory—Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves for inventory valuation are reviewed periodically, and adjusted accordingly. As of June 30, 2002 and December 31, 2001 inventory consisted of the following:

	June 30, 2002	December 31, 2001
Materials	$196,234	$148,957
Work in process	16,257	23,255
Finished goods	202,655	273,764

Total	$415,146	$445,976

Loss Per Share—Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and resulted in the issuance of common stock. Diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at June 30, 2002 and 2001, respectively, would have decreased the loss per share and have been excluded from the calculation. For the quarters ended June 30, 2002 and 2001 124,795,725 and 7,927,711 potentially dilutive securities from common stock options, warrants and convertible debt have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

Deferred Revenue—Deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.

Comprehensive Income/(Loss)—Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company’s comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(3,701,231)	$(2,052,301)	$(5,851,456)	$(3,667,707)
Unrealized loss on marketable equity securities	(1,939)	6,360	875	23,998
Effect of foreign currency translation	—	2,497	—	(28,484)

Comprehensive loss for the period	$(3,703,170)	$(2,043,444)	$(5,850,581)	$(3,672,193)

NOTE 2    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds to repay its debt, which is all due September 30, 2002. As operations have not generated sufficient amounts of cash, the Company has relied upon debt financing to fund its current period operations. The financing has been obtained from affiliates of the Company’s largest shareholder who extended the due dates of the notes several times during 2001 and 2002. There is no guarantee that the due dates of the notes will continue to be extended. The Company’s attainment of profitable operations and sufficient additional financing cannot be determined at this time. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. See also Notes 7 and 10.

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

Management’s Plans—Based on the Company’s current cash position and its plans for 2002, management believes that additional capital will be required by mid-September 2002, including an additional extension of the debt that is due to mature on September 30, 2002. The Company’s financing agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allowed for such loans to be increased to a total of their current outstanding principal amount of $6,285,000, an increase over the prior loan ceiling of $6,135,000 (see Note 7 and Note 10). Although both lenders can agree to increase such loans again, provided the Company agrees to do so, the Company has no assurance of such mutual agreement. The Company is currently seeking funding from other sources. There can be no assurance that the Company will be successful in such efforts.

NOTE 3    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended March 31, 2002, the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements . The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000, valued at $195,300.

As a result, the condensed consolidated balance sheet as of December 31, 2001 presented herein has been restated from the amounts previously reported to give effect to the issuance of the common stock. A summary of the significant effects of the restatement is as follows:

As of December 31, 2001:

	As previously reported	As restated
Common stock, $0.001 par value	$31,387	$31,447
Additional paid-in capital	47,827,943	48,023,183
Accumulated deficit	(50,505,519)	(50,700,819)

The restatement of the December 31, 2001 balance sheet has no net effect on total stockholders’ deficit.

NOTE 4    STOCKHOLDERS’ EQUITY

Options for 13,334 shares were exercised in March 2001 at a price of $1.31 per share, for proceeds of $17,467.

NOTE 5    MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 6    COMMITMENTS AND CONTINGENCIES

On February 20, 2001 certain parties filed a lawsuit against the Company with respect to their purchase of a total of 230,000 shares of common stock of the Company at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of the Company’s failure to file a registration statement on or before December 31, 2000. The lawsuit is currently pending and in the discovery stage in the United States District Court for the district of Utah.

In December 2001, the United States District Court in Utah approved the plaintiff’s motion for leave to amend their pleading to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director, and a former officer, Kevin Childress) and to assert an additional cause of action against the Corporation for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer. The plaintiffs continue to seek the same relief originally sought by them. The Corporation and the individual defendants recently filed answers in the case.

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

In May 2002. the Business Software Alliance, a trade association representing various software companies rights under the Federal Copyright Act, (“BSA”) asserted a claim against us alleging that we had unauthorized or unlicensed copies of certain software products published by BSA member companies (in this case, Adobe Systems Incorporated and Microsoft Corporation) installed on our computers. BSA alleged that we could be held liable for statutory damages on a per product basis of between $30,000 and $150,000 per product, plus reasonable attorney’s fees and court costs.

In August, 2002 the Company reached a tentative settlement of the claim that would require the Company to pay $54,710 and to acquire various software licenses. The tentative settlement amount has been accrued as of June 30, 2002. The Company is working with BSA to finalize the agreement.

NOTE 7    NOTES PAYABLE—RELATED PARTY

On May 17, 2001 the Company issued senior secured convertible debt (the “2001 Notes”) for $1,125,000 to affiliates of its largest shareholder. The notes bear interest at the rate of 15% per year and were originally to mature on September 15, 2001, unless they were mandatorily converted into shares of the Company’s Common Stock prior to the maturity date. The mandatory conversion was conditional, and provided for the debt to convert into shares of common stock at a rate below the then market price of the stock. The 2001 Notes are secured by a first security interest in substantially all of the Company’s assets. The Company issued a warrant to purchase 562,500 shares of Common Stock in connection with the notes, and agreed to pay a finders fee of 10%. The value of the warrants was accounted for as discount on the notes, and the amortization of the discount and the placement fee were accounted for as additional interest expense. Under the terms of the 2001 Notes, the Company and the lender could mutually agree to increase the amount of the loan to a total of $5,000,000 with a pro rata increase in the amount of warrants issuable by the Company. The notes contain a default provision that would increase the annual interest rate to 16%, and would require the Company to issue a certain number of shares of Common Stock, up to a certain limit.

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

The entire principal amount of $3,210,000 comprising the 2001 Notes became mandatorily convertible into shares of Common Stock at the rate of one share for each $0.05 of debt (A) upon receipt of approval of the Company’s shareholders at a meeting of such conversion and (B) upon receipt of $3,210,000 in equity from sources other than the Company’s largest shareholder or his affiliates on or before February 28, 2002.

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

The exercise price of the warrant to purchase shares of Common Stock was reduced to $0.30 per share which term will also apply to any additional warrants issued in such the financing transactions;

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

The amount of shares issuable in the event of a default was 1,605,000 shares of Common Stock, and on January 25, 2002 was increased to 1,780,000 shares of Common Stock, for each month in which a default exists and continuing until such default is cured, up to a maximum of 12,500,000 shares.

The Company agreed to reduce its operating budget to a monthly burn rate (i.e. the excess of its expenditures over revenues received, in each case determined on a cash basis) of not greater than $250,000 effective for the month of September 2001 and $375,000 for each month thereafter, and to curtail all its discretionary spending until additional equity is raised.

During 2002 the Company received additional loans of $3,075,000 from affiliates of its largest stockholder, bringing the total amount of the 2001 Notes to $6,285,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes up to the then applicable ceiling amount of $5,000,000 into shares of Common Stock, although the terms of the Notes now require the Company to raise an additional $6,285,000 in equity from sources other than its largest shareholder and his affiliates on or before September 30, 2002 before such conversion may occur. At such meeting, the Company’s shareholders approved the issuance of up to the then applicable ceiling amount of 2,500,000 shares of the Company’s Common Stock upon the exercise of warrants to purchase such shares held by such affiliates. The Company could pay the 2001 Notes in whole or in part if it obtains additional debt financing and thereby avoid the mandatory conversion thereof.

The Company also received a four-month extension of the maturity date of the 2001 Notes from its creditors, and agreed to give such creditors 7,120,000 shares of Common Stock as consideration therefore, subject to the approval of the Company’s shareholders at a meeting with respect to such issuance in accordance with applicable American Stock Exchange rules. On June 28, 2002 the Company’s shareholders approved the potential issuance of up to 12,500,000 shares of Common Stock to its lenders, including the 7,120,000 shares discussed above. If shareholder approval was not obtained, the Company would have been obligated to pay its lenders $356,000 in cash, in lieu of issuing the 7,120,000 shares. The $356,000 was amortized over the modified term of the Notes. Upon getting shareholder approval to issue the shares, the contingency related to their issuance was resolved. Accordingly, the Company recorded interest expense of $1,780,000, equal to the fair value of the shares on June 28,

2002, less the $356,000 previously recorded. The fair value of the Common Stock to be issued is recorded in the balance sheet as a separate element of stockholders’ deficit.

On July 23, 2002 the Company reached agreement with its lenders to extend the due date of the 2001 Notes to September 30, 2002 and to confirm to the Company that no events of default existed. The Company agreed to issue an additional 5,380,000 shares of Common Stock to its lenders in consideration for the modification of terms. The fair value of these shares, $1,102,900, will be recognized as non-cash interest expense over the term of the modified debt. The Notes also provide for the conversion of the debt into shares of common stock as a remedy available to the lenders in the event of a default.

On July 23, 2002 the maximum amount of shares issuable in the event of a default was increased to up to a maximum of 25,000,000 shares.

The contingent beneficial conversion feature on each of the notes issued during the six months ended June 30, 2002 is as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
January 25, 2002	$264,051
February 8, 2002	211,149
March 8, 2002	175,747
March 11, 2002	88,261
March 27, 2002	139,147
April 12, 2002	245,755
April 25, 2002	886,132
Total	$2,010,242

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the related contingencies are resolved.

NOTE 8    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. This amendment and other issues addressed in SFAS No. 145 are not expected to have a material effect on the financial position or results of operations of the Company.

In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company’s operations.

The Company adopted SFAS 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and there was no effect.

NOTE 9    BUSINESS SEGMENT INFORMATION

As of June 30, 2002 the Company’s operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate includes income, expenses, and assets that are not allocable to a specific business segment, or relate to activities no longer being pursued.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
X-traWeb ™	$15,000	$87,775	$15,000	$191,938
Radio products	225,713	247,532	428,835	392,482
Corporate	—	7,062	—	16,440

Total sales	$240,713	$342,369	$443,835	$600,860

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Operating loss:
X-traWeb™	$(398,518)	$(982,330)	$(879,834)	$(2,048,388)
Radio products	(703,546)	(964,604)	(1,382,806)	(1,599,164)
Corporate	—	7,102	—	69,721

Total operating loss	$(1,102,064)	$(1,939,832)	$(2,262,640)	$(3,577,831)

	June 30, 2002	December 31, 2001
Assets:
X-traWeb™	$213,014	$293,442
Radio products	756,715	1,184,904
Corporate	220,828	208,526

Total assets	$1,190,557	$1,686,872

NOTE 10    SUBSEQUENT EVENTS

In July, August, and September 2002, affiliates of the Company’s largest shareholder loaned the Company an additional $750,000, bringing the total to $6,285,000. As a result, the Company issued notes comprising part of the 2001 Notes and issued additional warrants to purchase 375,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on July 22, 2007, August 19, 2007 and September 3, 2007.

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
      CONDITION

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended March 31, 2002, the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements . The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000, valued at $195,300. As a result, the condensed consolidated balance sheet as of December 31, 2001 presented herein has been restated from the amounts previously reported to give effect to the issuance of the common stock. A summary of the restatement is as follows:

As of December 31, 2001:

	As previously reported	As restated
Common stock, $0.001 par value	$31,387	$31,447
Additional paid-in capital	47,827,943	48,023,183
Accumulated deficit	(50,505,519)	(50,700,819)

The restatement of the December 31, 2001 balance sheet has no net effect on total stockholders’ deficit.

The Company intends to amend its Annual Report on Form 10-K for the year ended December 31, 2001 and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2002 and September 30, 2001 to include the restated financial statements as of September 30, 2001 and December 31, 2000 for the year ended December 31, 2000 and for the nine months ended September 30, 2000 as soon as practicable. A summary of the significant effects of the restatement on these financial statements is as follows:

For the year ended December 31, 2000:

	As previously reported	As restated
General and administrative expenses	$5,614,732	$5,810,032
Total operating expenses	5,591,861	5,787,161
Loss from operations	(5,090,455)	(5,285,755)
Net loss	(4,574,504)	(4,769,804)
Loss applicable to common shareholders	$(4,580,904)	$(4,776,204)

Weighted average common shares outstanding	29,447,488	29,507,160

The restatement for the year ended December 31, 2000 does not affect loss per common share.

As of December 31, 2000:

	As previously reported	As restated
Common stock, $0.001 par value	$31,209	$31,269
Additional paid-in capital	46,500,157	46,695,397
Accumulated deficit	(42,458,847)	(42,654,147)

As of September 30, 2001:

	As previously reported	As restated
Common stock, $0.001 par value	$31,386	$31,446
Additional paid-in capital	46,880,965	47,076,205
Accumulated deficit	(48,126,027)	(48,321,327)

For the nine months ended September 30, 2000:

	As previously reported	As restated
General and administrative expenses	$4,190,564	$4,385,864
Total operating expenses	3,702,232	3,897,532
Loss from operations	(3,321,134)	(3,516,434)
Net loss	$(3,073,343)	$(3,268,643)

Weighted average common shares outstanding	28,856,083	28,915,424

The restatement for the nine months ended September 30, 2000 does not affect loss per common share.

In addition, subsequent to the issuance of the Company’s financial statements for the quarter ended March 31, 2002 the Company determined that $356,000 of interest expense for fees related to a modification of debt terms (see Note 7) should have been amortized over the period from March 1, 2002 through June 30, 2002.

As of March 31, 2002:

	As previously reported	As restated
Balance Sheet
Deferred debt placement fees	$38,532	$305,532
Total assets	1,228,578	1,495,578
Common stock, $0.001 par value	31,387	31,447
Additional paid-in capital	47,999,588	48,194,828
Accumulated deficit	(52,922,744)	(52,851,044)
Total liabilities and stockholders’ deficit	1,228,578	1,495,578

For the three months ended March 31, 2002:

Interest expense	$(1,283,610)	$(1,016,610)
Net loss	(2,417,225)	(2,345,525)
Basic and diluted net loss per common share	(0.08)	(0.07)
Weighted average common shares outstanding	31,387,087	31,447,087

The following management discussion and analysis takes into account the effects of the restatement.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001

We incurred a net loss of $3,701,231 for the three-month period ended June 30, 2002, or a $0.12 loss per share, compared to a net loss of $2,052,301 or a $0.07 loss per share, for the three months ended June 30, 2001. The increased loss is attributable to $2,599,969 in interest expense related to our debt financing, partially off-set by a $864,740 reduction in operating expenses.

Sales for the three-month period ended June 30, 2002 totaled $240,713 compared to $342,369 during the three months ended June 30, 2001, or a decrease of $101,656 or 29.7%. During the second quarters of 2002 and 2001, we derived our revenue as follows:

	For the Three Months Ended June 30,
	2002	2001
Summary of Revenue by Activity
X-traWeb™	$15,000	$87,775
Radio products	225,713	247,532
Corporate	—	7,062
Total Revenue	$240,713	$342,369

During the second quarter of 2002, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line, and specifically on applying our technology to automated meter reading solutions for the utilities industry. The decline in revenue from X-traWebTM products and services in 2002 compared to 2001 resulted primarily from the completion of two non-recurring customer contracts in the vending and facilities management industry, and from our shift to the development and sale of products for the automated meter reading market. As of June 30, 2002, we have generated $15,000 in revenue from such activities.

The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued. Corporate revenues reported in the second quarter of 2001 represent royalty fees paid under an agreement that has since expired.

Our decline in revenue from radio products, which totaled $225,713 for the three months ended June 30, 2002, compared to $247,532 for the comparable quarter in 2001, resulted from a small downturn in unit sales. Antenna sales fell 21.0%; radio sales dropped 0.005%.

Our cost of sales for the three-month period ended June 30, 2002 declined to $88,073 from a total of $162,757 for the three months ended June 30, 2001, a reduction of $74,684 or 45.9%. The resulting gross profit was $152,640, or 63.4% of sales, for the three-month period ended June 30, 2002 compared to $179,612, or 52.5%, for the three months ended June 30, 2001. This improvement in gross profit margin reflects the absence of revenue from two non-recurring customer contracts in the vending and facilities management industry, where our margins were very low.

Our research and development expenses increased to $176,707 from $120,378, or by $56,329, or 46.8%, for the comparable three month periods ended June 30, 2002 versus June 30, 2001. The increase over the comparable period is attributable to development projects relating to our radio product line. We believe the resulting radio frequency technology improvements will enhance our automated meter reading solution through improved performance, and reduced system cost.

Our total selling, general, and administrative expenses amounted to $1,077,997 for the three-month period ended June 30, 2002 compared to $1,956,208 for the three months ended June 30, 2001, representing a decrease of $878,211, or 44.9%. Selling and marketing expenses decreased by $152,566, or 51.7%, during the three-month period ended June 30, 2002 over the three months ended June 30, 2001 and represents a decrease in advertising, consulting, and expenses for marketing our X-traWebTM products overseas. Total general and administrative expenses for the comparable June 30, 2002 and June 30, 2001 period decreased by $725,645, or 43.7%, and resulted from (1) decreased expenses of $106,000 from the former X-traWebTM Europe offices, (2) decreases of $238,506 in compensation expense and $227,750 in consulting and outside services and (3) $66,675 in decreased travel related expenses. We also realized lower occupancy costs for the three-month period ended June 30, 2002 versus the comparable three-month period ended June 30, 2001 as the result of the close of our Kansas City facility in the third quarter of 2001.

Interest expense increased to $2,599,969 during the three-month period ended June 30, 2002 compared to $118,102 for the three months ended June 30, 2001. This increase is directly related to our issuance of units of secured notes and warrants beginning in the second quarter of 2001, and represents the amortization of discounts related to the warrants, placement fees, fees incurred for the extension of the debt, and accrued interest on the Notes. On June 28, 2002 the Company’s shareholders approved the potential issuance of up to 12,500,000 shares of common stock to its lenders. Prior to June 28, 2002, the Company had committed to issue 7,120,000 share of common stock to its lenders for debt extension, which was subject to shareholder approval. The fair value of the 7,120,000 shares, or $2,136,000, net of $89,000 recognized during the first quarter of 2002, accounts for most of the increase in interest expense over the comparable quarter in the prior year.

Six Months Ended June 30, 2002 and Six Months Ended June 30, 2001

We incurred a net loss of $5,851,456 for the six-month period ended June 30, 2002, or a $0.19 loss per share, compared to a net loss of $3,667,707 or a $0.12 loss per share, for the six months ended June 30, 2001. The increased loss is attributable to $3,616,579 in interest expense related to our debt financing, partially off-set by a $1,351,360 reduction in operating expenses.

Sales for the six-month period ended June 30, 2002 totaled $443,835 compared to $600,860 during the six months ended June 30, 2001, or a decrease of $157,025 or 26.1%. During the first half of 2002 and 2001, we derived our revenue as follows:

	For the Six Months Ended June 30,
	2002	2001
Summary of Revenue by Activity
X-traWeb™	$15,000	$191,938
Radio products	428,835	392,482
Corporate	—	16,440
Total Revenue	$443,835	$600,860

During the first half of 2002, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line, and specifically on applying our technology to automated meter reading solutions for the utilities industry. The decline in revenue from X-traWebTM products and services in 2002 compared to 2001 resulted primarily from the completion of two non-recurring customer contracts in the vending and facilities management industry, and from our shift to the development and sale of products for the automated meter reading market. As of June 30, 2002, we have generated $15,000 in revenue from such activities.

The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued. Corporate revenues reported in the second quarter of 2001 represent royalty fees paid under an agreement that has since expired.

Our increase in revenue from radio products, which totaled $428,835 for the six months ended June 30, 2002, compared to $392,482 for the comparable quarter in 2001, resulted from a strong sales in the first quarter of 2002, partially offset by a small down turn in unit sales during the second quarter. The decline in sales during the second quarter occurred primarily in our antenna products.

Our cost of sales for the six-month period ended June 30, 2002 declined to $172,372 from a total of $293,228 for the six months ended June 30, 2001, a reduction of $120,856 or 41.2%. The resulting gross profit was $271,463, or 61.2% of sales, for the six-month period ended June 30, 2002 compared to $307,632, or 51.2%, for the six months ended June 30, 2001. This improvement in gross profit margin reflects the absence of revenue from two non-recurring customer contracts in the vending and facilities management industry, where our margins were very low.

Our research and development expenses increased to $323,304 from $274,177, or by $49,127, or 17.9%, for the comparable six month periods ended June 30, 2002 versus June 30, 2001. The increase over the comparable period is attributable to development projects relating to our radio product line. We believe the resulting radio frequency technology improvements will enhance our automated meter reading solution through improved performance, and reduced system cost.

Our total selling, general, and administrative expenses amounted to $2,210,799 for the six-month period ended June 30, 2002 compared to $3,525,570 for the six months ended June 30, 2001, representing a decrease of $1,314,771, or 37.3%. Selling and marketing expenses decreased by $277,368, or 47.3%, during the six-month period ended June 30, 2002 over the six months ended June 30, 2001 and represents a decrease in advertising, consulting, and expenses for marketing our X-traWebTM products overseas. Total general and administrative expenses for the comparable June 30, 2002 and June 30, 2001 period decreased by $1,037,403, or 34.7%, and resulted from (1) decreased expenses of $185,950 from the former X-traWebTM Europe offices, (2) decreases of $534,166 in compensation expense and $299,580 in consulting and outside services, and (3) $113,050 in decreased travel related expenses. We also realized lower occupancy costs for the six-month period ended June 30, 2002 versus the comparable six-month period ended June 30, 2001 as the result of the close of our Kansas City facility in the third quarter of 2001. These cost savings were offset in part by increased legal and accounting fees, and increased insurance costs.

Our interest income for the six-month period ended June 30, 2002 was $883 compared to $29,554 for the six months ended June 30, 2001, with the decrease of $28,671 directly attributable to decreased available funds in overnight interest bearing accounts. Interest expense increased to $3,616,579 during the six-month period ended June 30, 2002 compared to $119,554 for the six months ended June 30, 2001. This increase is directly related to our issuance of units of secured notes and warrants beginning in the second quarter of 2001, and represents the amortization of discounts related to the warrants, placement fees, fees incurred for the extension of the debt, and accrued interest on the Notes. On June 28, 2002 the Company’s shareholders approved the potential issuance of up to 12,500,000 shares of common stock to its lenders. Prior to June 28, 2002, the Company had committed to issue 7,120,000 share of common stock to its lenders for debt extension, which was subject to shareholder approval. The fair value of the 7,120,000 shares accounts for $2,136,000 of the increase in interest expense over the comparable period in the prior year.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. This amendment and other issues addressed in SFAS No. 145 are not expected to have a material effect on our financial position or results of operations.

In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material impact on our operations.

We adopted SFAS 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and there was no impact.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at June 30, 2002 consisted of cash and cash equivalents was $231,102, which represents a increase of $7,365 over our cash and cash equivalents of $223,738 as of December 31, 2001. Our current assets were $907,207 as of June 30, 2002, an increase of $79,775 from our current assets of $827,432 as of December 31, 2001.

As of June 30, 2002, our total liabilities were $7,232,729, which was an increase of $2,892,259 from our total liabilities of $4,340,470 as of December 31, 2001. Substantially all of our liabilities are current, including debt from affiliates totaling $5,535,000, which is due September 30, 2002.

Cash used in operating activities was $2,133,728 during the six months ended June 30, 2002, which was financed primarily by additional borrowings from affiliates of $2,092,500 (net of placement fees). In addition, on July 23, 2002 the Company reached agreement with its lenders to extend the due date of the 2001 Notes to September 30, 2002 and to confirm to the Company that no events of default existed. The Company agreed to issue an additional 5,380,000 shares to its lenders in consideration for the modification of terms. The fair value of these shares, $1,102,900, will be recognized as non-cash interest expense over the term of the modified debt. Cash used in operating activities was $3,717,728 less than our net loss, attributable primarily to non-cash interest expenses and net changes in working capital.

During the quarter ended June 30, 2002, we received an additional $1,275,000 in loans from such affiliates comprising part of the 2001 Notes and issued additional detachable five-year warrants to purchase 637,500 shares of our Common Stock at $0.30 per share, expiring on various dates in 2007, to such creditors as part of such financing. In July, August and September 2002, we received an additional $750,000 in loans from one of such affiliates comprising part of the 2001 Notes and issued additional detachable five-year warrants to purchase 375,000 shares of our Common Stock at $0.30 per share, expiring on varying dates in 2007, to such creditor, bringing the total loans, from such affiliates to $6,285,000 as of September 4, 2002. For a further description of this financing, see “Senior Secured Indebtedness Financing” in Item 2 of Part 2 of this Report.

Based on our current cash position, we believe that additional capital will be required by mid-September, 2002. We recently obtained financing proceeds from Lancer Offshore, Inc. and Lancer Partners L.P., affiliates of our largest stockholder, which management believes is adequate to fund our operations at least through mid-September, 2002. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allowed for such loan to be increased to a current outstanding principal amount of $6,285,000 (an increase over the prior loan ceiling amount of $6,135,000). Although both lenders can agree to increase such loan again, provided we agree to do so, we cannot assure you of such mutual agreement. Since the $6,285,000 loan from the Lancer entities matures on September 30, 2002, we are currently seeking funding from other sources.

See Note 2 to the accompanying financial statements for a discussion of the Company’s status as a going concern.

SUMMARY

While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part, (ii) we will develop additional sources of sales in the United States, Italy and other foreign countries and (iii) we will derive substantial revenues therefrom in 2002 and thereafter, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that X-traWebTM product sales will constitute the bulk of our revenues during the year 2002 and thereafter. We also believe that we will derive significant revenues from the sale of our proprietary radio products in the future, but we cannot assure you as to the amount of such sales or when such sales will occur.

In summary, we are fully aware that anticipated revenue increases from sales of our X-traWebTM products and our proprietaryradios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, our ability to continue as a going concern is dependent on continued support from our lenders.

PART II.

OTHER INFORMATION

ITEM 1.     Legal Proceedings

On February 20, 2001 the Pinnacle Fund L.P., Barry M. Kitt and Tom and Denise Hunse filed a lawsuit against us with respect to the purchase of a total of 230,000 shares of our common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of our failure to file a registration statement on or before December 31, 2000. The lawsuit is currently pending in the United States District Court for the District of Utah. The case is in the discovery stage; the parties have exchanged documents and written responses to questions asked and depositions of the parties have been taken.

In December, 2001 the District Court in Utah approved the plaintiffs’ motion for leave to amend their pleadings to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director and a former officer, Kevin Childress) and to assert an additional cause of action against them for the underlying state law securities claim against the Company, and new causes of action against the Company for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer. The Company and individual defendants filed answers to these new claims in the case.

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

ITEM 2.     Changes in Securities and Use of Proceeds

Senior Secured Indebtedness Financing

The Company modified its Senior Secured Convertible Notes during the quarter ended June 30, 2002, which had the general effect of increasing the equity amount needed for the mandatory conversion of such notes and extending the due date thereof until September 30, 2002. A detailed description of such financing through September 4, 2002 is set forth below.

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

10.    In the event of a default, the lender has as an additional remedy the right to convert its outstanding obligations into shares of Common Stock at the rate of one share for each $0.20 of debt in full satisfaction of such obligations.

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

(h)  July, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $300,000 on July 23, 2002 (bringing its total loan to the Company to $4,635,000). As a result, the Company issued a note comprising part of the 2001 Notes and issued an additional warrant to Lancer Offshore, Inc. to purchase 150,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on July 22, 2007.

Furthermore, the parties agreed on July 23, 2002 to amend the entire 2001 Note financing as follows:

(i)  The maturity date of the entire principal amount of $5,835,000 comprising the 2001 Notes was extended from June 30, 2002 until September 30, 2002 (unless mandatorily converted into shares of the Company’s Common Stock prior to such date).

(ii)  The entire principal amount of $5,835,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $5,835,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before September 30, 2002.

(iii)  The total amount of shares issuable in the event of continuing monthly defaults was increased to 25,000,000 from 12,500,000.

(iv)  In the event of a default, the lender’s additional remedy to convert its outstanding obligations into shares of Common Stock became convertible at the rate of one share for each $0.05 of debt (a decrease from the prior rate of one share for each $0.20 of debt) in full satisfaction of such obligations.

(v)  The Company agreed to issue 5,380,000 shares of its Common Stock to Lancer Offshore, Inc. and Lancer Partners L.P., to be divided pro rata between them based on their respective share of the total loans of $5,585,000 to us as of July 23, 2002, subject to the approval of such issuance by our stockholders at a meeting in accordance with applicable American Stock Exchange rules. In the event that (i) such stockholder approval is not obtained on or before July 31, 2002 (which approval was given on June 28, 2002) or (ii) the Company fails to issue such shares due to its fault within 30 days after the later of (A) the receipt of such stockholder approval or (B) the receipt of approval of an amended American Stock Exchange listing application covering, among other things, the 12,500,000 shares issuable to such creditors, the Company agreed to pay the sum of $356,000 to such creditors, pro rata as set forth above, in full satisfaction thereof, with such payment to be made within 30 days after the later to occur of such two events.

(i)  August, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $300,000 on August 20, 2002 (bringing its total loan to the Company to $4,935,000). As a result, the Company issued a note comprising part of the 2001 Notes and issued an additional warrant to Lancer Offshore, Inc. to purchase 150,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on August 19, 2007.

Furthermore, the parties agreed on August 20, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,135,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,135,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before September 30, 2002.

(j)  September 4, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $150,000 on September 4, 2002 (bringing its total loan to the Company to $5,085,000). As a result, the Company issued a note comprising part of the 2001 Notes and issued an additional warrant to Lancer Offshore, Inc. to purchase 75,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on September 3, 2007.

Furthermore, the parties agreed on September 4, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,285,000 comprising the 2001 Notes is now mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,285,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before September 30, 2002.

On and after October 1, 2001, on the date of the issuance of each of the additional notes comprising part of the 2001 Notes and the warrants to purchase shares of our Common Stock, the average of the high and low price of a share of the Company’s Common Stock was higher than the conversion rate of each Note in question, and, at times, was higher or lower than the exercise price of each Warrant.

(j)  American Stock Exchange Rules

Under applicable American Stock Exchange Rules, we are required to obtain the approval of our stockholders if we propose to issue shares of our Common Stock (i) to a controlling stockholder at a per share price less than the market value thereof and (ii) such issuance involves an amount of shares that is more than 5% of the number of the corporation’s then issued and outstanding shares of Common Stock in any one year. Such rule applies to our recent financing transaction with Lancer Offshore, Inc. and Lancer Partners L.P Accordingly, we obtained the approval of our stockholders at a special meeting held on March 15, 2002 in order to permit the mandatory conversion of the 2001 Notes owned by Lancer Offshore, Inc. and Lancer Partners L.P. into shares of our Common Stock (up to the then applicable ceiling amount of $5,000,000), and the issuance of the shares of our Common Stock upon the exercise of the warrants granted to Lancer Offshore, Inc. and Lancer Partners L.P. (up to the then applicable amount of 2,500,000 shares) in connection with the above financing, which approval satisfies one of the two conditions to the mandatory conversion of the 2001 Notes.

We contemplate that we will seek stockholder approval for the balance of any shares issuable pursuant to such financing to the extent that such approval has not yet been obtained.

(k)  Risk of Default Under Our Senior Secured Indebtedness.

While we are attempting to raise the amount needed in additional equity as a further condition for the mandatory conversion of the 2001 Notes into our shares of Common Stock or to pay the 2001 Notes in whole or in part and thereby eliminate or reduce the extent of the mandatory conversion of the 2001 Notes, we cannot assure you of such result. Moreover, we cannot assure you that we will not commit a default under the 2001 Notes in the future when they mature on September 30, 2002. In the event that the holders of the 2001 Notes sell our assets securing the 2001 Notes following any future default by us, a remedy available under the 2001 Notes, such sale would materially and adversely affect our business and financial condition

ITEM 4.     Submission of Matters to a Vote of Security Holders

Our shareholders approved the following matters at the annual shareholders meeting for 2002 held on June 28, 2002:

(1)  The election of four directors to serve for a one-year term and until their successors are duly elected and qualified by a vote as follows:

(a)  David D. Singer

For:  19,329,112        Against:  222,220        Abstain:  42,733

(b)  Charles Taylor

For:  19,330,782        Against:  220,550        Abstain:  42,733

(c)  Malcolm P. Thomas

For:  19,311,182        Against:  240,150        Abstain:  42,733

(d)  M. Robert Carr

For:  19,310,982        Against:  240,350        Abstain:  42,733

(2)  The ratification of the appointment of Deloitte & Touche LLP as our independent auditors by a vote as follows:

For:  19,569,625        Against:  16,040        Abstain:  8,400

(3)  The potential issuance of up to 12,500,000 shares of the Common Stock to a group comprising our largest stockholder, Michael Lauer, Lancer Offshore, Inc. and Lancer Partners L.P., and their affiliates under the senior secured financing with such group (including the 7,120,000 issuable to such group as of February 28, 2002, subject to stockholder approval, as a result of the agreement to issue the same as consideration for the four-month extension of the maturity date of the Senior Secured Notes issued to such group to June 30, 2002) by a vote as follows:

For:  9,161,607        Against:  658,060        Abstain:  9,060        Not Voted:  9,767,038

(4)  (a)  The mandatory conversion of up to an additional $2,000,000 principal amount of the Senior Secured Notes pursuant to a new secured financing into up to 40,000,000 shares of the Common Stock potentially issuable to any purchasers of such notes (none of which has been sold as of the date hereof) and (b) the issuance of up to 1,000,000 shares of the Common Stock pursuant to the exercise of the warrants which may be granted to such potential creditors in connection with such financing (none of which has been granted as of the date hereof) by a vote as follows:

For:  9,163,650        Against:  631,267        Abstain:  33,810        Not Voted:  9,767,038

ITEM 5.     Other Events

1.    We made sales of shares of our securities during the second quarter of 2002, each of which is exempt from registration under the Act, as set forth below:

(a)  As of April 12, 2002, we issued (i) a Senior Secured Note in the principal amount of $275,000 (described immediately above) and (ii) a warrant to purchase 137,500 shares of our Common Stock at an exercise price of $0.30 per share, expiring on April 11, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(b)  As of April 25, 2002, we issued (i) a Senior Secured Note in the principal amount of $700,000 (described immediately above) and (ii) a warrant to purchase 350,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on April 24, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(c)  As of April 25 2002, we issued (i) a Senior Secured Note in the principal amount of $300,000 (described immediately above) and (ii) a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on March 7, 2007, to Lancer Partners L.P., an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

2.    Business Software Alliance (“BSA”), a trade association, asserted a claim against us during May, 2002 alleging that we had without authorization or license installed on our computers unlicensed copies of certain products published by members of BSA (in this case, Adobe Systems Incorporated and Microsoft Corporation), and that such unauthorized use constituted copyright infringement under the Federal Copyright Act. BSA alleged that we could be held liable for statutory damages on a per product basis of between $30,000 and $150,000 per product, plus reasonable attorneys fees and court costs.

We and BSA agreed to settle such claims by our payment of the sum of $54,710 in three unequal installments and our purchase of new software for the items in question. We expect such settlement agreement to be signed by BSA in the near future, although we cannot assure you of such result. If such settlement is achieved amicably, our liability thereunder will not have a material adverse effect on our business and financial condition. If such settlement is not achieved and the matter were litigated and we lost such litigation, such loss would have a material adverse effect on our business and financial condition.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Condensed Consolidated Financial Statements as at and for the three months ended June 30, 2002 and the Exhibits which are listed on the Exhibit Index.

Exhibit Index

10.49	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 12, 2002.

10.50	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 25, 2002.

10.51	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of July 23, 2002.

10.52	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of August 20, 2002.

10.53	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of September 4, 2002.

99.1	Certification of Chief Executive Officer

99.2	Certification of Vice President of Finance and Chief Financial Officer

(b)  The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: September 13, 2002

WORLD WIRELESS COMMUNICATIONS, INC.

By:	/s/ DAVID D. SINGER
David D. Singer President, Chief Executive Officer

By:	/s/ ROBERT W. HATHAWAY
Robert W. Hathaway Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, David D. Singer, the President of World Wireless Communications, Inc. (the “Company”), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    [Intentionally Omitted]1

5.    [Intentionally Omitted]1

6.    [Intentionally Omitted]1

Date: September 13, 2002

/s/ DAVID D. SINGER
David D. Singer President
[1]	Intentionally omitted pursuant to Section V (Transition Provisions) of SEC Release No. 34-46427.

CERTIFICATION

I, Robert W. Hathaway, the Vice President of Finance and Chief Financial Officer of World Wireless Communications, Inc. (the “Company”), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    [Intentionally Omitted]1

5.    [Intentionally Omitted]1

6.    [Intentionally Omitted]1

Date: September 13, 2002

/s/ ROBERT W. HATHAWAY
Robert W. Hathaway Vice President of Finance and Chief Financial Officer
[1]	Intentionally omitted pursuant to Section V (Transition Provisions) of SEC Release No. 34-46427.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company and all amendments thereto*
3.2	Bylaws of the Company*
4.1	Form of Common Stock Certificate*
4.2	Form of Subscription Agreement used in private financing providing for registration rights*
5.1	Opinion of Connolly Epstein Chicco Foxman Engelmyer & Ewing regarding the legality of securities being registered*
5.2	Opinion of Law Offices of Stephen R. Field as to the legality of the securities being registered*
10.1	1997 Stock Option Plan*
10.2	DRCC Omnibus Stock Option Plan*
10.3	Development and License Agreement dated April 4, 1997, between DRCC and Kyushu Matsushita Electric Co., Ltd.*
10.4	Amended and restated Technical Development and Marketing Alliance Agreement dated September 15, 1997, between the Company and Williams Telemetry Services, Inc.*
10.5	Lease Agreement dated May 17, 1995, between DRCC and Pracvest Partnership relating to the Company’s American Fork City offices and facility*
10.6	Lease Agreement dated February 12, 1996, between the Company the Green/Praver, et al., relating to the Company’s Salt Lake City offices*
10.7	Shareholders Agreement dated May 21, 1997 between the Company, DRCC, Philip A. Bunker and William E. Chipman, Sr.*
10.8	Asset Purchase Agreement dated October 31, 1997, between the Company and Austin Antenna, Ltd.*
10.9	Stock Exchange Agreement dated October 31, 1997, between the Company, TWC, Ltd. and the shareholders of TWC, Ltd.*
10.10	Settlement Agreement, Mutual Waiver and Release of All Claims dated November 11, 1997 between Digital Radio Communications Corp. and Digital Scientific, Inc.*
10.11	Agreement (undated) between the Company, Xarc Corporation and Donald J. Wallace relating to the Company’s acquisition of Xarc Corporation*
10.12	Promissory Note dated December 4, 1997, by the Company, payable to William E. Chipman, Sr. in the principal amount of $125,000*
10.13	Promissory Note dated November 13, 1997, by the Company, payable to T. Kent Rainey in the principal amount of $200,000*

EXHIBIT NUMBER	DESCRIPTION
10.14	Investment Banking Services Agreement dated November 19, 1997, between the Company and PaineWebber Incorporated*
10.15	$400,000 Promissory Note dated December 24, 1997, payable to Electronic Assembly Corporation*
10.16	$400,000 Promissory Note dated January 8, 1998, payable to Tiverton Holdings Ltd.*
10.17	Loan Agreement by and among the Registrant and the Bridge Noteholders* dated as of May 15, 1998*
10.18	Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated August 7, 1998*
10.19	Amendment and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated September 11, 1998*
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

EXHIBIT NUMBER	DESCRIPTION
10.33	Two separate Agreements by and among the Registrant and the 1999 Bridge Noteholders dated August 19, 1999*
10.34	Waiver Agreement by and among the Registrant and the Bridge Noteholders dated as of December 7, 1999*
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

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*
10.41	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of October 12, 2001.*
10.42	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 14, 2001. *
10.43	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of January 25, 2002.*
10.44	Amendment to Warrant Nos. T-1A, T-5, T-6, T-7 and T-8 held by Lancer Offshore, Inc. *
10.45	Amendment to Warrant Nos. T-2, T-3 and T-4 held by Lancer Partners L.P. *
10.46	Amendment to Warrant No. T-9 held by Capital Research Ltd. *
10.47	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of February 28, 2002. *
10.48	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of March 27, 2002. *
10.49	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 12, 2002. **

EXHIBIT NUMBER	DESCRIPTION
10.50	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 25, 2002. **
10.51	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of July 23, 2002. **
10.52	Amendment of Agreements by and Among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of August 20, 2002. **
10.53	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of September 4, 2002.**
16.1	Letter from Hansen, Barnett & Maxwell regarding change in Certifying Accountant.*
99.1	Certification of Chief Executive Officer. **
99.2	Certification of Vice President of Finance and Chief Financial Officer. **

*	Filed previously
**	Filed herewith.
+	Management contract or compensatory plan or arrangement filed previously.