Form 10-Q/A
period 2001-09-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-10-11
CIK 1031744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Commission file number 001-15837

WORLD WIRELESS COMMUNICATIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	87-0549700
(State of other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

5670 Greenwood Plaza Boulevard, Penthouse Greenwood Village, Colorado	80111 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number (303) 221-1944

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐.

As of October 31, 2001 there were 31,447,087 shares of the Registrant’s common stock, par value $0.001, issued and outstanding.

Explanatory Note:

This amendment No. 2 on Form 10-Q/A amends the registrant’s quarterly report on Form 10-Q/A for the three and nine months ended September 30, 2001 as filed by the registrant on January 14, 2002, and is being filed to reflect the restatement of the registrant’s unaudited condensed consolidated financial statements. See Note 9 to the unaudited condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Act” or the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which represent the expectations or beliefs of World Wireless Communications, Inc. and our subsidiaries (collectively the “Company”, “we” or “us”) concerning future events that involve risks and uncertainties, including and without limitation, (i) those associated with the ability of the Company to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWebTM products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.    Financial Statements

WORLD WIRELESS COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
	(As Restated, see Note 9)	(As Restated, see Note 9)
CURRENT ASSETS
Cash and cash equivalents	$83,456	$3,097,624
Investment in securities available-for-sale	1,063	19,109
Trade receivables, net of allowance for doubtful accounts	112,960	347,218
Other receivables	116,459	57,345
Inventory, net	565,011	558,076
Prepaid expenses	260,245	71,891

TOTAL CURRENT ASSETS	1,139,194	4,151,263

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENTS	543,860	575,475

GOODWILL, NET OF ACCUMULATED AMORTIZATION	85,712	214,286

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	23,864	28,863

TOTAL ASSETS	$1,792,630	$4,969,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
	(As Restated, see Note 9)	(As Restated, see Note 9)
CURRENT LIABILITIES
Trade accounts payable	$927,402	$540,899
Accrued liabilities	231,675	371,149
Accrued interest	72,477	—
Other liabilities	90,901	13,077
Note payable	15,057	—
Note payable, net of discount—related party	1,664,843	—
Deferred revenue	30,000	—
Obligation under capital leases—current portion	6,453	19,374

TOTAL CURRENT LIABILITIES	3,038,808	944,499

LONG-TERM OBLIGATION UNDER CAPITAL LEASES	7,509	9,633
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock—1,000 shares of 8% cumulative Convertible senior series authorized; 0 issued and outstanding Common stock—$0.001 par value; 50,000,000 shares authorized, issued and outstanding:
31,447,087 shares at September 30, 2001 and 31,268,847 shares at December 31, 2000	31,447	31,269
Additional paid-in capital	47,076,205	46,695,397
Accumulated other comprehensive loss	(40,012)	(56,764)
Accumulated deficit	(48,321,327)	(42,654,147)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,253,687)	4,015,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,792,630	$4,969,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
				(As Restated, see Note 9)
REVENUES:
Services	$23,275	$134,258	$104,493	$232,807
Royalties	1,099	45,172	17,540	459,986
Product sales	238,081	197,455	741,282	650,331

TOTAL SALES	262,455	376,885	863,315	1,343,124
COST OF SALES:
Services	74,601	88,855	132,505	446,837
Products	316,520	170,255	551,844	515,189

TOTAL COST OF SALES	391,121	259,110	684,349	962,026
GROSS PROFIT (LOSS)	(128,666)	117,775	178,966	381,098

EXPENSES:
Research and development	131,978	455,456	406,155	1,060,762
Selling, general and administrative	1,440,622	1,362,350	4,966,192	4,385,864
Manufacturing activity exit costs	—	—	—	(1,677,668)
Amortization of goodwill	42,858	42,858	128,574	128,574

TOTAL EXPENSES	1,615,458	1,860,664	5,500,921	3,897,532

LOSS FROM OPERATIONS	(1,744,124)	(1,742,889)	(5,321,955)	(3,516,434)
OTHER INCOME (EXPENSE):
Interest expense	(255,786)	(4,388)	(375,340)	(117,119)
Interest and other income	437	91,378	30,115	364,910

NET LOSS	$(1,999,473)	$(1,655,899)	$(5,667,180)	$(3,268,643)

Basic and Diluted Loss Per
Common Share	$(0.06)	$(0.05)	$(0.18)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN PER SHARE CALCULATION	31,443,635 *	31,268,847 *	31,333,990 *	28,915,424 *

*	As restated, see Note 9.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
		(As Restated, see Note 9)
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(5,667,180)	$(3,268,643)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of goodwill	128,574	128,574
Depreciation	97,220	101,794
Amortization of debt discount	264,269	—
Consulting services paid with stock	12,000	195,300
Change in compensation from stock options	(37,170)	334,289
Loss on sale of securities	26,762	—
Valuation allowance on inventory	172,741	(72,624)
Provision for doubtful accounts receivable	11,545	93,304
Changes in operating assets and liabilities:
Accounts receivable	163,599	79,738
Inventory	(179,677)	(15,077)
Prepaid expenses/other assets	(183,355)	38,986
Deferred revenue	30,000	—
Accounts payable	386,503	(419,280)
Accrued interest	72,477	—
Accrued liabilities	(61,649)	(1,639,243)

NET CASH AND CASH EQUIVALENTS USED BY OPERATING ACTIVITIES	(4,763,341)	(4,442,882)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(65,605)	(235,218)
Proceeds from sale of property and equipment	—	18,913
Proceeds from sale of securities	31,083	—
NET CASH AND CASH EQUIVALENTS USED BY INVESTING ACTIVITIES	(34,522)	(216,305)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
		(As restated, see Note 9)
CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	$—	$12,133,217
Proceeds from exercise of options	17,467	—
Proceeds from exercise of warrants	39,261	401,220
Redemption of preferred stock	—	(950,000)
Proceeds from borrowings and issuance of warrants	1,815,600	—
Principal payments on notes payable	(50,543)	(2,415,208)
Principal payments on obligation under capital lease	(15,045)	(67,196)
Payment of preferred dividends	—	(57,378)

NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	1,806,740	9,044,655

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(23,045)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,014,168)	4,385,468
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	3,097,624	893,849

CASH AND CASH EQUIVALENTS—END OF PERIOD	$83,456	$5,279,317

SUPPLEMENTAL CASH FLOW INFORMATION—

Cash paid for interest was $7,318 and $193,719 in 2001 and 2000 respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES—SEE NOTES 3 AND 5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

GOING CONCERN—The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds to repay its debt, which is all due February 28, 2002. As operations have not generated sufficient amounts of cash, the Company has relied upon financing to fund its current period operations. The financing has been with debt holders who are affiliates of the Company’s largest shareholder and have extended the due dates of the notes several times during 2001. There is no guarantee that the due dates of the notes will continue to be extended. The Company’s attainment of profitable operations and sufficient additional financing, cannot be determined at this time. These uncertainties among others raise substantial doubt about the Company’s ability to continue as a going concern. See also Notes 5 and 10.

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

MANAGEMENT’S PLANS—Based on the Company’s current cash position and its plans for 2001 and early 2002, management believes that additional capital will be required by the end of February 2002. The Company’s financing agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $3,210,000 (see Notes 5 and 10), provided that both parties agree to do so, although such mutual agreement cannot be assured. The Company is currently seeking funding from other sources, however there can be no assurances that the Company will be successful.

MAJOR CUSTOMERS—Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the nine months ended September 30, 2001 and 2000 are as follows: Customer “B” represented 12.6% and 25.8% of sales respectively; Customer “C” represented 0.0% and 12.5% respectively; and Customer “D” represented 13.2% and 0.07% respectively.

Sales to the major customers during each of the three months ended September 30, 2001 and 2000 are as follows: Customer “A” represented 0% and 33.3% respectively; Customer “B” represented 15.7% and 0.09% respectively; and Customer “D” represented 9.0% and 0.03% respectively.

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

	September 30, 2001	December 31, 2000
Materials	$404,697	$297,147
Work in process	56,683	—
Finished goods	103,631	260,929

Total	$565,011	$558,076

DEFERRED REVENUE—deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.

LOSS PER SHARE—Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable resulted in the issuance of common stock. Diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at September 30, 2001 and 2000, respectively, would have decreased the loss per share. For the quarters ended September 30, 2001 and 2000 11,569,494 and 2,382,545 potentially dilutive securities from common stock options, warrants and convertible debt have been excluded from the weighted average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

COMPREHENSIVE LOSS—Comprehensive loss provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company’s comprehensive loss for the reporting periods ended September 30, 2001 and 2000 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Net Loss	$(1,999,473)	$(1,655,899)	$(5,667,180)	$(3,268,643)
Unrealized Gain (loss) on Marketable Equity Securities	7,671	(29,722)	13,037	(36,312)
Effect of foreign currency translation	5,439	—	(23,045)	—
Comprehensive Loss for the Period	$(1,986,363)	$(1,685,621)	$(5,677,188)	$(3,304,955)

NOTE 2—EXIT FROM MANUFACTURING ACTIVITIES

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

Incident to the lease termination, the settlement funds described above were charged to the outstanding lease liability on the Company’s balance sheet resulting in a remaining liability balance of $1,598,342, which was recorded to manufacturing exit recoveries income during the second quarter of 2000.

NOTE 3—STOCKHOLDERS’ EQUITY

During the first quarter of 2000, the Company issued 4,548,557 common shares for gross cash proceeds of $13,646,000 received from 45 accredited investors in a private placement offering, at $3.00 per share. These securities are exempt from registration under the Securities Act of 1933. In connection with the offering, a total of $1,512,782 was incurred as placement costs. The Company also issued 60,000 share of common stock valued at $195,300 for consulting fees during the quarter ended March 31, 2000.

During March 2000, the Company issued a total 5,393,690 common shares related to the exercise of warrants to purchase common stock at $.25 per share. The Company received $401,220 in cash and recorded $947,203 related to the cashless exercise of warrants as a deemed payment of the principal of the 1999 Notes, as described in Note 5.

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

NOTE 4—MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 5—NOTES PAYABLE

On May 14, 1999 the Company issued $2,600,000 of senior secured 16% notes payable (“the 1999 Notes”) which were to mature in one year and accrued interest at the rate of 16% annually and payable quarterly. The notes were issued for $2,600,000 consisting of $1,600,000 in cash and the deemed payment of $1,000,000 principal amount of the 1998 bridge loan notes. The 1999 Notes were secured by substantially all the Company’s assets.

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

On May 17, 2001 the Company issued $1,125,000 of 15% senior secured convertible notes payable to an affiliate of the Company’s largest shareholder, Lancer Offshore, Inc. (the “2001 Notes”). The 2001 Notes are mandatorily convertible into shares of common stock of the Company at the rate of $0.50 of debt for each share upon (i) approval by the Company’s shareholders to such conversion at a meeting and (ii) the Company’s receipt of $2,000,000 in equity on or before December 31, 2001 from sources other than Michael Lauer and his affiliates. The Company also issued detachable five-year warrants to purchase 562,500 shares of the Company’s common stock at $.50 per share. Such financing agreement also allows for such loan to be increased to a total of $5,000,000 provided that both parties agree to do so. The 2001 Notes are secured by a first security interest in substantially all the assets of the Company.

The Company allocated $258,949 of the net proceeds from the 2001 Notes to the detachable warrants. This amount was recorded as a discount on the 2001 Notes, and is being amortized over the term of the loan.

On May 17, 2001 the closing price of a share of common stock was $0.65, which was higher than the conversion rate of one share for each $0.50 of debt and the exercise price of each warrant of $0.50 per share. The resulting beneficial conversion feature of $596,449 will be recognized when the contingencies related to the conversion feature of the 2001 Notes are resolved.

Any event of default under the 2001 Notes will require the issuance of 1,000,000 shares of common stock commencing with the month in which such default first occurs and thereafter in each such month in which such default is not cured, up to a maximum amount of 10,000,000 shares.

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing over a three month period by Lancer Partners L.P., an affiliate of the Company’s largest stockholder. Pursuant thereto the Company received $350,000 on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001, respectively, with the September and October payments conditioned upon the receipt of $2,000,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates on or before September 15, 2001. The Company also issued detachable five-year warrants to purchase 225,000 shares of common stock at $0.30 per share as the result of the $350,000 August 7 loan. The Company recorded the August 7, 2001 debt net of a discount equal to $64,136, attributable to the related warrants. The discount was amortized over the term of the loan

On August 7, 2001, the average of the high and low price per share of the Company’s common stock was $0.38, which was higher than the conversion rate of one share for each $0.20 of debt and the exercise price of each warrant at $0.30 per share. The resulting beneficial conversion feature of $379,136 will be recognized when the contingencies to the conversion feature of the 2001 Notes are resolved.

While the Company did not meet the requirements for the conditional funding of $275,000 originally to have been provided on or about September 15, 2001, $100,000 of the $275,000 was provided on September 6, 2001 and the balance of $175,000 was provided on September 18, 2001 without the issuance of any additional special consideration for the making of such modification. Detachable warrants to purchase 87,500 shares of common stock at $0.30 per share were issued in connection with the September loans. The Company recorded the debt net of a discount equal to $17,767, attributable to the related warrants. The discount was amortized over the term of the loan.

On September 8, 2001 and September 16, 2001, the average of the high and low price per share of the Company’s common stock was $0.255 and $0.235, respectively, which was higher than the conversion rate of one share for each $0.20 of debt, but lower than the exercise price of each warrant at $0.30 per share. The resulting beneficial conversion features of $32,813 and $61,517 respectively will be recognized when the contingencies related to the conversion feature of the 2001 Notes are resolved.

As a condition of this additional financing, among other changes, the $1,125,000 principal amount of the 2001 Notes funded on May 17, 2001 then became convertible into shares of the Company’s common stock at the rate of $0.20 of debt per share, and the exercise price of the 562,500 warrants issued on May 17, 2001 was reduced to $0.30 per share. The maximum amount of shares of common stock issuable in the event of continuing monthly defaults was increased to 12,500,000 from 10,000,000.

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

Although the first two tranches of the 2001 Notes totaling $1,475,000 in principal amount were due on October 15, 2001, Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002. Although the third and fourth tranches of the 2001 Notes totaling $275,000 in principal amount were originally to be due on December 15, 2001, Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002. The Company does not currently have the ability to pay those portions of the 2001 Notes and may default on this debt on February 28, 2002. See Note 10.

NOTE 6—COMMITMENTS AND CONTINGENCIES

On February 20, 2001 the Pinnacle Fund L.P., Barry M. Kitt and Tom and Denise Hunse filed a lawsuit against the Company with respect to the purchase of a total of 230,000 shares of common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of the Company’s failure to file a registration statement on or before December 31, 2000. The lawsuit is currently pending in the United States District Court for the District of Utah. The case is in the discovery stage, with each party having exchanged documents and written responses to questions asked. The Company believes that it has meritorious defenses to such action and intends to prosecute its defense of the action vigorously, but there can be no assurance as to the outcome thereof.

NOTE 7—BUSINESS SEGMENT INFORMATION

As of September 30, 2001 the Company’s operations are classified into two reportable business segments: X-traWeb products and radio products. Corporate includes income, expenses, and assets that are not allocable to a specific business segment, or relate to activities no longer being pursued. The revenues, expenses, and assets associated with the former manufacturing activities have been reclassified to Corporate to provide a better comparison of the Company’s ongoing business model.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.

The Company’s Italian subsidiary, X-traWeb Europe, S.p.A., held assets of under $50,000 as of September 30, 2001, and contributed only $700 in revenue for the three and nine month periods ended September 30, 2001. These amounts have been included in the X-traWeb segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
X-traWebTM	$41,074	$114,578	$233,012	$272,946
Radio products	220,281	177,111	612,763	496,619
Corporate	1,100	85,196	17,540	573,559

Total sales	$262,455	$376,885	$863,315	$1,343,124

Operating loss:
X-traWebTM	$(860,336)	$(869,488)	$(2,908,724)	$(2,324,647)
Radio products	(884,888)	(819,265)	(2,484,052)	(2,495,983)
Corporate	1,100	(54,136)	70,821	1,304,196

Total operating loss	$(1,744,124)	$(1,742,889)	$(5,321,955)	$(3,516,434)

	As of
	September 30, 2001	December 31, 2000
Assets:
X-traWebTM	$1,050,866	$1,324,821
Radio products	114,563	642,595
Corporate	627,201	3,002,471

Total assets	$1,792,630	$4,969,887

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

Effective January 2002, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of September 30, 2001, the Company had approximately $85,712 of unamortized goodwill. The Company believes the implementation of SFAS No. 142 will not have a material adverse effect on its future results of operations.

        The Company will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations”, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143. The effect on the Company of adopting this standard, if any, has not yet been determined.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company’s fiscal year beginning in 2002, and is not expected to have a material impact on the Company’s financial statements.

NOTE 9—RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the three and nine months ended September 30, 2001 the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements. The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000 valued at $195,300.

As a result, the condensed consolidated balance sheets as of December 31, 2000 and September 30, 2001 and the condensed consolidated statement of operations for the nine months ended September 30, 2000 presented herein have been restated from the amounts previously reported to give effect to the issuance of the common stock. A summary of the significant effects of the restatement is as follows:

As of December 31, 2000:

	As previously reported	As restated
Common stock, $0.001 par value	$31,209	$31,269
Additional paid-in capital	46,500,157	46,695,397
Accumulated deficit	(42,458,847)	(42,654,147)

As of September 30, 2001:

	As previously reported	As restated
Common stock, $0.001 par value	$31,386	$31,447
Additional paid-in capital	46,880,965	47,076,205
Accumulated deficit	(48,126,027)	(48,321,327)

For the nine months ended September 30, 2000:

	As previously reported	As restated
General and administrative expenses	$4,190,564	$4,385,864
Total operating expenses	3,702,232	3,897,532
Loss from operations	(3,321,134)	(3,516,434)
Net loss	$(3,073,343)	$(3,268,643)

Weighted average common shares outstanding	28,856,083	28,915,424

The restatement for the nine months ended September 30, 2000 did not have any effect on the loss per common share.

NOTE 10—SUBSEQUENT EVENTS

Although the Company did not meet the requirements for additional funding by October 15, 2001, Lancer Partners L.P. loaned an additional $25,000 on October 3, 2001 and Lancer Offshore Inc. loaned an additional $85,000 on October 3, 2001, $175,000 on October 9, 2001 and $175,000 on October 29, 2001 without the issuance of any additional special consideration for the making of such modification.

On November 14, 2001, Lancer Offshore Inc. loaned the Company an additional $1,000,000 and, among other things, the Company and such creditors agreed to change the conversion rate of each note comprising the 2001 Notes to one share for each $0.05 of debt and to extend the date of the entire $3,210,000 principal amount of the loans to February 28, 2002. The Company also issued detachable five-year warrants to purchase 1,042,500 shares of its common stock at $0.30 per share as a result of these additional loans, of which total warrants to purchase 312,500 shares of the Company’s common stock were issued with respect to the quarter ended September 30, 2001.

The finders fee payable on the transaction was increased by requiring the Company to issue a five-year warrant to Capital Research Ltd. to purchase 2,000,000 shares of common stock at an exercise price of $0.05 per share, which expires on November 13, 2006.

ITEM 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Subsequent to the issuance of the Company’s financial statements for the three and nine months ended September 30, 2001 the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements. The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000 valued at $195,300. As a result, the condensed consolidated balance sheet as of December 31, 2000 and September 30, 2001 and the condensed consolidated statement of operations for the nine months ended September 30, 2000 presented at Item 1 have been restated from the amounts previously reported to give effect to the issuance of the common stock. These restatements did not affect net loss per share for any of the periods presented. The following Management Discussion and Analysis takes into account the effects of the restatement.

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

Sales for the three-month period ended September 30, 2001 totaled $262,455 compared to $376,885 during the three months ended September 30, 2000, or a decrease of $114,430 or 30.4%. During the comparative third quarters of 2001 and 2000, we derived our revenue as follows:

	For the Three Months Ended September 30,
Summary of Revenue by Activity	2001	2000
X-traWebTM	$41,074	$114,578
Radio products	220,281	177,111
Corporate	1,100	85,196

Total Revenue	$262,455	$376,885

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

Our interest income for the three-month period ended September 30, 2001 was $437 compared to $91,378 for the three months ended September 30, 2000, with the decrease of $90,941 directly attributable to decreased available funds in overnight interest bearing accounts initially provided by the $13.6 million private placement of shares of our common stock sold in the first quarter of 2000. Interest expense increased to $255,786 during the three-month period ended September 30, 2001 compared to $4,388 for the three months ended September 30, 2000, and represents an increase of $251,398. This expense increase is directly related to our issuance of units of secured notes and warrants during the second and third quarters of 2001, and represents the amortization of discount and accrued interest thereon.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

We incurred a net loss of $5,667,180 for the nine months ended September 30, 2001, or $0.18 loss per share, compared to a net loss of $3,268,643, or $0.11 loss per share, for the nine months ended September 30, 2000. This represents an increase in 2001 of $2,398,537, or 73.4%, over the 2000 year-to-date financial results. However, the increase of the loss in 2001 would be $720,869 if the non-recurring reversal of manufacturing exit costs of approximately $1,677,668 were excluded from the 2000 result.

Sales for the nine month period ended September 30, 2001 totaled $863,315 compared to $1,343,124 during the nine month period ended September 30, 2000, a decrease of $479,809 or 35.7%. During the comparative three quarters of 2001 and 2000, the Company derived its revenue as follows:

	For the Nine Months Ended September 30,
Summary of Revenue by Product	2001	2000
X-traWebTM	$233,012	$272,946
Radio Products	612,763	496,619
Corporate	17,540	573,559

Total Revenue	$863,315	$1,343,124

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

Total selling, general, and administrative expenses amounted to $4,966,192 for the nine months ended September 30, 2001 compared to $4,385,864 for the nine months ended September 30, 2000, representing an increase of $580,328, or 13.2%. Selling and marketing expenses decreased by $312,107, or 26.9%, during the nine months ended September 30, 2001 over 2000 and represents a reduction in staffing levels for our full-time permanent sales force and a reduced investment in media consulting. Total general and administrative expenses for the comparable nine month periods ended September 30, 2001 and 2000 increased by $892,435, or 27.7%, and resulted from (1) an increase in operating expenses for the X-traWeb Europe offices of $417,000 for promotion of X-traWebTM products, and other international business opportunities, and (2) an increase in expenses related to applications engineering representing the allocation of resources away from research and development.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 has a significant effect on its financial statements.

Effective January 2002, we are required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of September 30, 2001, we had approximately $85,712 of unamortized goodwill. We believe the implementation of SFAS No. 142 will not have a material effect on our future results of operations.

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

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company’s fiscal year beginning in 2002, but is not expected to have a material effect on the Company’s financial statements.

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

On May 17, 2001, we issued $1,125,000 of our 15% Senior Secured Convertible Notes to an affiliate of our largest stockholder, which mature as amended on February 28, 2002 (unless mandatorily converted into shares of our common stock before such date) (the “2001 Notes”). The 2001 Notes are convertible at $0.50 per share and are secured by a first security interest in substantially all of our assets. For a further description of this financing, see “Senior Secured Indebtedness Financing” in Item 2 of Part II of this Report. We also issued warrants to purchase 562,500 shares of our common stock at $0.50 per share.

During the quarter ended September 30, 2001, we received an additional $625,000 in loans from Lancer Partners L.P., an affiliate of our largest stockholder, comprising part of the 2001 Notes. In October, 2001, we received an additional $25,000 as a loan from Lancer Partners L.P. and an additional $435,000 as loans from Lancer Offshore, Inc. comprising part of the 2001 Notes. On November 14, 2001, Lancer Offshore Inc. loaned us an additional $1,000,000 comprising part of the 2001 Notes. The due date on all of the 2001 Notes was set at February 28, 2002 and all notes bear interest at 15%. We also issued detachable five-year warrants to purchase 1,042,500 shares of our common stock at $0.30 per share as a result of these additional loans, of which total warrants to purchase 312,500 shares of our common stock were issued with respect to the quarter ended September 30, 2001. For a further description of this financing, see “Senior Secured Indebtedness Financing” in Item 2 of Part II of this Report. Also, the parties made certain amendments to the terms of the May 17, 2001 financing, as further described in “Senior Secured Indebtedness Financing” in Item 2 of Part II hereof.

Based on our current cash position and our plans for 2001 and early 2002, we believe that additional capital will be required by the end of February, 2002. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. also allows for such loan to be increased to a total of $5,000,000 from its current outstanding principal amount of $3,210,000, provided that both parties agree to do so, although we cannot assure you of such mutual agreement. See “Senior Secured Indebtedness Financing” in Item 2 of Part II of this Report, including, without limitation, Item 2(b)2 thereof. We previously obtained a financing commitment letter totaling $4,000,000 from a third party, to be provided as private equity placements on or before May 31, 2001, which management believed was adequate to fund our operations in 2001. The funding party did not provide the financing within the terms of the commitment, and to date, no funds have been received thereunder. Upon the lapse of the commitment deadline, management believed our best interests would be served by accommodating the funding party’s interest in seeking to arrange substitute financing with other accredited investors on a best efforts basis, and waiving the funder’s prior unconditional commitment therefor. We and the funding party have verbally agreed to allow the funding party to seek substitute financing through November 30, 2001. As the result of the foregoing events and since the $3,210,000 loan from the Lancer entities matures on February 28, 2002, we are currently seeking funding from other sources.

GOING CONCERN—The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds to repay its debt, which is all due February 28, 2002. As operations have not generated sufficient amounts of cash, the Company has relied upon financing from outside investors to fund the current period operations. Debt holders are affiliates of the Company’s largest shareholder and have extended the due dates of the notes several times during 2001. There is no guarantee that debt holders will continue to do so in the future. The Company’s attainment of profitable operations and sufficient additional financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the first nine months of 2001, we continued to focus on our sales of X-traWebTM products and services. We continued to receive revenues from the sale of our X-traWeb products, albeit at a slower pace than anticipated, and also signed additional marketing alliance agreements during the year.

While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part, (ii) we will develop additional sources of sales in the United States, Italy and other foreign countries and (iii) will derive additional revenues therefrom in 2002 and thereafter, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that X-traWebTM product sales will constitute the bulk of our revenues during the year 2002 and thereafter. We also believe that we will derive a large portion of our revenues from the sale of our proprietary radio products in the future, but we cannot assure you as to the amount of such sales or when such sales will occur. We do not expect the sales of our antenna products to contribute materially to our consolidated net sales or income in the foreseeable future.

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

9.
We agreed to pay a finder’s fee to Capital Research Ltd. and Sterling Technology Partners of a total of 10% of the gross proceeds received by it on the sale of the 2001 Notes payable on each closing of a tranche of the financing under the 2001 Notes.

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

(iii)    The exercise price of the warrant to purchase 562,500 shares of our common stock was reduced to $0.30 per share; and

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

(e)    American Stock Exchange Rules

Under applicable American Stock Exchange Rules, we are required to obtain the approval of our stockholders if we propose to issue shares of our common stock (i) to a controlling stockholder at a per share price less than the market value thereof and (ii) such issuance involves an amount of shares that is more than 5% of the number of the corporation’s then issued and outstanding shares of common stock in any one year. Such rule applies to our recent financing transaction with Lancer Offshore, Inc. and Lancer Partners L.P Accordingly, the approval of our stockholders is required in order to permit the mandatory conversion of the 2001 Notes owned by Lancer Offshore, Inc. and Lancer Partners L.P. into shares of our common stock, and the issuance of the shares of our common stock upon the exercise of the warrants granted to Lancer Offshore, Inc. and Lancer Partners L.P. in connection with the above financing.

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

(g)    Special Risk Factor—One Principal Stockholder May Increase His Control of Us

Michael Lauer and his affiliates currently own 7,295,853 shares of our common stock. In addition, he and his affiliates potentially will increase their ownership in us by 65,805,000 shares of our common stock (a) through the mandatory conversion of the $3,210,000 in principal amount of the 2001 Notes if (i) our stockholders approve the mandatory conversion thereof at a stockholders meeting and (ii) we receive $3,210,000 in equity from sources other than Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P., and the Orbiter Fund Ltd. on or before February 28, 2002 and (b) if the warrants to purchase 1,605,000 shares of our common stock granted to them are exercised after stockholder approval thereof at a stockholders meeting. If such additional shares of our common stock are issued, then Michael Lauer would control approximately 75% of our then issued and outstanding shares of common stock (excluding the issuance by us of any other shares prior to such time, including the shares issued for the equity investment needed to convert the note) which represents an increase of 51.1 percentage points from the Lancer group’s current ownership of 23.4%. However, we cannot actually determine the Lancer group’s actual percentage ownership of the shares of our common stock without knowing the final terms of any new equity infusion of $3,210,000. In any event as a result of the $3,210,000 in loans made to us, Mr. Lauer will be able, in all likelihood, to determine effectively the vote on any matter being voted on by our stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    The following documents are filed as part of this report: Financial Statements of the Company, including unaudited Condensed Consolidated Balance Sheets, unaudited Condensed Consolidated Statements of Operation, unaudited Condensed Consolidated Statements of Cash Flows and Notes to Unaudited Condensed Consolidated Financial Statements as of December 31, 2000 and September 30,2001 and for the three months and nine months ended September 30, 2001 and 2000, and the Exhibits which are listed on the Exhibit Index reflected below.

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

10.40    Amendment of Agreements by and among the Registrant, Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.

99.1    Certification of Chief Executive Officer.

99.2     Certification of Vice President of Finance and Chief Financial Officer.

(b)    The following reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DATE: October 11, 2002

WORLD WIRELESS COMMUNICATIONS, INC.

By:	/s/ DAVID D. SINGER

David D. Singer President, Chief Executive Officer

By:	/s/ ROBERT W. HATHAWAY

Robert W. Hathaway Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, David D. Singer, the President of World Wireless Communications, Inc. (the “Company”), certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of the Company;

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

Date: October 11, 2002

/s/ DAVID D. SINGER
David D. Singer
President

[1]	Intentionally omitted pursuant to Section V (Transition Provisions) of SEC Release No. 34-46427.

CERTIFICATION

I, Robert W. Hathaway, the Vice President of Finance and Chief Financial Officer of World Wireless Communications, Inc. (the “Company”), certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of the Company;

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

4.    [Intentionally Omitted]1

5.    [Intentionally Omitted]1

6.    [Intentionally Omitted]1

Date: October 11, 2002

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

10.20
Loan Agreement by and among the Registrant and the Bridge Noteholders dated as of May 15, 1998 (Previously filed), together with the Notes, Pledge/Security Agreement Pledgee/Representative Agreement, Subordination, and, Registration Rights Agreement*

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

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*

99.1	Certification of Chief Executive Officer.**

99.2	Certification of Vice President of Finance and Chief Financial Officer.**

*	Filed previously
**	Filed herewith
+	Management contract or compensatory plan or arrangement filed previously.