Form 10-K/A
period 2001-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-10-11
CIK 1031744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[No Fee Required] For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[No Fee Required]

For the transition period from                 to

Commission file 001-15837

WORLD WIRELESS COMMUNICATIONS, INC.
(Name of registrant in its charter)

Nevada	87-0549700
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5670 Greenwood Plaza Boulevard, Penthouse, Greenwood Village, Colorado	80111 (Zip Code)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average of the high and low price at which the stock was sold, as of February 28, 2002, was $11,949,893.

As of February 28, 2002 there were 31,447,087 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE:

This amendment on Form 10-K/A amends the registrant’s annual report on Form 10-K for the year ended December 31, 2001 as filed by the registrant on April 1, 2002, and is being filed to reflect the restatement of the registrant’s consolidated financial statements. See Note 15 to the consolidated financial statements.

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

While our X-traWebTM technology has a wide range of diverse applications, we originally targeted four principal areas to focus our sales: (a) vending machines; (b) facilities management and automatic meter reading;(c) security systems; and (d) food services equipment. As a result of the slower receipt of revenues from the sale of our X-traWebTM products, we decided in July 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management fields (in part due to the recent energy crisis experienced in parts of the United States), although we will continue to market our products in the areas of (i) vending machines, (ii) security systems and (iii) food services equipment. We also decided to reduce the number of our employees, particularly in the engineering and administrative areas, ceased the operations of our Italian subsidiary and also closed our office in Kansas City, Kansas. Thus, as of December 31, 2001, we had a total of 29 employees, a reduction of 19 from the total of 48 employees we had as of December 31, 2000. We will continue to market our products in Italy through our wholly-owned Delaware subsidiary, X-traWeb, Inc.

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

Our current X-GateTM models incorporate a modem interface, an Ethernet interface, and wireless interfaces. Equipment that is concentrated in a single location can be hardwired directly to the X-GateTM. In situations where the equipment is impractical to hardwire or spread over a wide area, X-NodesTM can be linked together in substantial numbers to an X-GateTM through our wireless technologies. We have developed three different versions of our X-GateTM which provide different levels of functionality depending on a customer’s specific needs. Two such versions are geared toward industrial applications and the third supports energy management systems, including commercial and residential sites.

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

Our line of 900 MHZ spread spectrum radios includes the 900 SS Hopper (Hopper), a frequency hopping spread spectrum radio that offers reliable communications in a variety of environments. The Hopper features transmission speeds of up to 56 kilobytes per second and a range of up to 25 miles, line of sight, depending upon conditions and antenna selection. This radio received an award as the “best of show” in 1999 at a trade show in Baltimore, Maryland.

In addition, the 900 SS MicroHopper (MicroHopper)—a miniature version of the Hopper—offers a smaller form-factor and lower power-consumption for short range applications. Measuring just 2.2 inches by 1.75 inches, the MicroHopper is suited for applications where size and cost are important considerations.

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

By virtue of the monthly burn-rate (i.e. the excess of expenditures over revenue received, in each case on a cash basis) ceiling of $250,000 effective for the month of September 2001, and $375,000 for each month thereafter as set forth in our recent secured financing, we are severely limiting our marketing activities while the 2001 Notes remain outstanding (see “Senior Secured Indebtedness Financing” under Item 5 and Item 7—“Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity”).

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

Kyushu Matsushita Electric Co. Ltd. (Panasonic) Contract

In April 1997, we acquired a corporation (by merger in 1997), which entered into a contract with Kyushu Matsushita Electric Co., Ltd. (KME) to develop low cost spread spectrum radio technology for use in certain Panasonic products. As part of our development contract with KME, we granted KME a world-wide, non-exclusive license to use or authorize the use of any patents, copyrights, technical know-how and other intellectual property rights embodied in our LCSSR technology in the manufacture of KME products, and agreed not to license others to use technology which is developed under our contract with KME in connection with any telephone-related products for a period of two years from the first shipment of KME products using the technology. In consideration for these rights and our services, KME agreed to pay royalties to us on sales of KME products using the technology above a prescribed minimum amount of sales for a period of two years from the initial shipments of any such products.

During 2000, $447,049, or about 98.0% of the $457,194 royalty income we recognized was earned under this contract and we have not received any further royalties there from since such contract expired in September, 2000.

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

Sale of Securities

We made sales of shares of our securities during the fourth quarter of 2001, each of which is exempt from registration under the Securities Act of 1933, as set forth below:

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

	December 31,
	2001	2000	1999	1998	1997
Current Assets	$827,432	$4,151,263	$1,960,930	$1,725,770	$1,529,804
Net Equipment	369,453	575,475	192,252	1,038,645	1,133,263
Other Assets	489,987	243,149	425,032	1,372,175	7,469,957

Total Assets	$1,686,872	$4,969,887	$2,578,214	$4,136,590	$10,133,024

Current Liabilities	$4,336,461	$944,499	$6,087,067	$5,053,628	$1,815,903
Long-Term Liabilities	4,009	9,633	21,459	84,968	24,275
Mandatorily Redeemable Preferred Stock	—	—	950,000	—	—
Stockholders’ Equity (Deficit)	(2,653,598)	4,015,755	(4,480,312)	(1,002,006)	8,292,846

Total Liabilities and Stockholders’ Equity (Deficit)	$1,686,872	$4,969,887	$2,578,214	$4,136,590	$10,133,024

	For the Years Ended December 31,
	2001 *	2000 *	1999	1998	1997
Sales	$1,052,354	$1,714,833	$3,566,307	$4,309,691	$2,913,429
Cost of Sales	890,984	1,213,427	3,331,925	3,751,607	2,116,934

Gross Profit (Loss)	161,370	501,406	234,382	558,084	796,495

Total Operating Expenses	7,028,751	5,787,161	9,563,963	11,554,560	9,817,283

Net Loss From Operations	(6,867,381)	(5,285,755)	(9,329,581)	(10,996,476)	(9,017,788)
Interest expense	(1,196,098)	(132,586)	(3,556,097)	(1,813,208)	(43,779)
Other income	16,807	648,537	26,662	343,625	9,692

Net Loss	(8,046,672)	(4,769,804)	(12,859,016)	(12,466,059)	(9,051,875)
Preferred Dividends	—	6,400	1,000,658	—	—

Net Loss Applicable to Common Shares	$(8,046,672)	$(4,776,204)	$(13,859,674)	$(12,466,059)	$(9,051,875)

Basic and Diluted Loss Per Common Share	$(0.26)	$(0.16)	$(0.80)	$(1.11)	$(0.98)

Weighted Average Number of Common Shares Used in Per Share Calculation	31,362,497	29,507,160	17,308,258	11,189,603	9,217,158

*	Restated—See Note 15 to the consolidated financial statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                   CONDITION.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements . The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000, valued at $195,300. As a result, the consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statement of operations for the year ended December 31, 2000 have been restated from the amounts previously reported. The following Management’s Discussion and Analysis of Results of Operations and Financial Condition gives effect to the restatement.

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

RESULTS OF OPERATIONS

2001 to 2000

We incurred a net loss applicable to common shares of $8,046,672 for 2001, or a $0.26 loss per share compared to a net loss applicable to common shares of $4,776,204 or a $0.16 loss per share, for 2000. This represents an increased loss in 2001 of $3,270,468 or 68.5% increase in the loss from 2000.

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

Our total selling, general, and administrative expenses amounted to $6,388,745 for 2001 compared to $5,810,032 for 2000, an increase of 10.0%. Selling and marketing expenses decreased by $806,359, or 39.1%, during 2001 versus 2000 reflecting a savings of $297,200 in employment expenses and $380,500 in advertising and consulting expenditures. General and administrative expenses in 2001 increased by $1, 385,072, or 40.2%, over 2000, and resulted from (1) a decreased reduction in compensation expense related to stock options accounted for as variable options totaling $534,239 (2) an increase in employment expenses of $797,562, or 64.8%, resulting primarily from the shift from research and development to applications engineering, (3) an increase of $73,238,or 46.2%, in facilities rent, and (4) an increase of $191,228 and $122,221 of expenses resulting from the operations of our subsidiaries, X-traWeb Europe S.p.A. and TWC Ltd, respectively. These increased expenses were partially offset by a decrease in corporate travel related expenses of $395,847.

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

2000 to 1999

We incurred a net loss applicable to common shares of $4,776,204 for 2000, or a $0.16 loss per share, compared to a net loss applicable to common shares of $13,859,674 or a $0.80 loss per share, for 1999. This represents an improvement in 2000 of $9,083,470, or 65.5% decrease in the loss for 1999.

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

Our total selling, general, and administrative expenses amounted to $5,810,032 for 2000 compared to $5,192,902 for 1999, representing an increase of $617,130, or 11.9%. Selling and marketing expenses increased by $877,960, or 74%, during 2000 over 1999 and represents a significant increase in advertising, promotion, and sales related travel to market our X-traWebTM products as discussed above. Total general and administrative expenses for the comparable December 31, 2000 and December 31, 1999 period decreased by $260,830, or about 6.5%, and resulted from (1) a decrease in compensation expense related to stock options accounted for as variable options totaling $1,113,775, (2) a decrease in depreciation of $445,472, or 77.7%, and (3) a savings of $183,000,or 53.7%, in facilities rent due to the termination of the Salt Lake City lease. These expense savings were substantially offset by (1) an increase in corporate travel related expenses of $366,460 for promotion of X-traWebTM products, the opening of the X-traWeb Europe offices, and other international business opportunities, and (2) increases of $865,864 in compensation and benefits, new stock exchange fees expense for the American Stock Exchange of $35,167, and an increase in the provision for doubtful accounts receivable of $84,339.

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

GOING CONCERN— The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds to repay our debt, which is all due on June 30, 2002. As operations have not generated sufficient amounts of cash, we have relied upon financing from affiliates of our largest shareholders to fund operations since May 2001. These affiliates have extended the due dates of the notes several times during 2001 and once during 2002. There is no guarantee that debt holders will continue to do so in the future. The timing of our attainment of profitable operations and sufficient additional financing cannot be determined at this time. Moreover, the monthly burn-rate limitation of $375,000 imposed on us under our secured financing hampers the conduct of business operations. These uncertainties raise substantial doubt about our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

On June 1, 2001, Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” became effective. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30,

2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have any significant impact on our financial statements.

Effective January 2002, we were required to adopt SFAS No. 142 “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of December 31, 2001, we had no unamortized goodwill. We believe the implementation of SFAS No. 142 will not have a material effect on our financial statements.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the fiscal year beginning 2002, but is not expected to have a material impact on our financial statements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

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

Malcolm P. Thomas—Mr. Thomas was elected one of our Directors effective September 2, 1999 and was elected as a member of our Audit Committee on November 11, 1999 and of our Compensation and Stock Option Committees on January 20, 2000. During the period from 1991 to December 31, 2000, Mr. Thomas was the Director of Operations and Marketing at Fluor Global Services, Inc., a wholly-owned subsidiary of Fluor Corporation (a New York Stock Exchange company), having been promoted from Manager of Marketing Services and operation in the Western United States for his corporation. Commencing in January, 2001, Mr. Thomas has been the Executive Vice President and General Manager of Building Technology Engineers, a joint venture subsidiary of EMCOR Group and CB Richard Ellis.

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

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Options /SARs(#)	LTIP Payouts($)	All Other Compensation
David D. Singer(1)(2)	2001	$217,678	—	$22,500	—	—	—	—
President	2000	205,571	—	—	—	—	—	—
	1999	151,653	—	—	—	400,000	—	—
Donald I. Wallace(1)(2)	2001	108,458	—	3,827	—	—	—	—
President, X-traWeb, Inc.	2000	148,052	—	—	—	—	—	—
	1999	127,993	—	—	—	220,000	—	—
Robert W. Hathaway(1)	2001	118,028	—	—	—	15,000	—	—
Vice President of Finance	2000	—	—	—	—	—	—	—
	1999	—	—	—	—	—	—	—

Mark Kramer(2)	2001	$106,148	—	$4,251	—	20,000	—	—
Vice President, Engineering	2000	—	—	—	—	—	—	—
	1999	—	—	—	—	—	—	—

(1)	Mr. Hathaway, Mr. Kramer, and Mr. Wallace did not receive compensation reportable as “Other Annual Compensation” which exceeded 10% of their respective salary in 2001.

(2)
Mr. Singer is the Chairman and Mr. Wallace was the President of X-traWeb, Inc., our wholly-owned Delaware subsidiary formed in 1999. Mr. Wallace resigned as an officer of the Company and its subsidiaries on August 31, 2001 for personal reasons. The Company terminated Mr. Kramer’s employment in January, 2002.

The following table sets forth certain information regarding options owned by Messrs. Singer, Hathaway and Kramer at December 31, 2001:

Aggregated Option Exercises in Last Fiscal Year and Options Values

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Options and Underlying Securities At Year-End				Value of In The Money Options/SARs At Fiscal Year-End($)
Name			Unexercisable		Exercisable		Unexercisable	Exercisable
David D. Singer	—	—	160,000	(1)	290,000	(2)	$—	—
Robert W. Hathaway	—	—	17,600	(3)	650	(4)	7,050	—
Mark Kramer	—		36,000		4,000		9,400	—

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

If Lancer Offshore Inc. and Lancer Partners L.P. (i) loan the Company a total sum of $5,000,000 (which includes the principal sum of $4,260,000 loaned to the Company as of March 28, 2002, leaving $740,000 potentially available under the then existing financing agreement), (ii) the stockholders approve the mandatory conversion of the 2001 Notes (which they did on March 15, 2002) and (iii) if the Company receives $4,260,000 in equity from sources other than Michael Lauer and his affiliates, including Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. on or before June 30, 2002, such parties would acquire, in the aggregate, an additional 100,000,000 shares of the Company’s common stock in addition to their current holdings of 7,186,312 shares as a result of and upon such mandatory conversion, based upon the conversion rate of one share for each $0.05 of debt. If Lancer Offshore, Inc. and Lancer Partners L.P. loan the Company a total of $5,000,000, such parties would also be entitled, in the aggregate, to receive warrants to purchase 2,500,000 shares of the Company’s common stock, although such parties could not exercise the warrants without prior stockholder approval (which was received on March 15, 2002). If such parties exercise all of the warrants at the exercise price of $0.30 per share, such parties would acquire, in the aggregate, an additional 2,500,000 shares of the Company’s common stock. Moreover, as a result of the four-month extension of the maturity date of the 2001 Notes until June 30, 2002 such parties would be entitled to receive an additional 7,120,000 shares of the Company’s common stock, if the stockholders approve the issuance thereof at a meeting.

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

(c)    Set forth below is information as of December 31, 2001 pertaining to ownership of our shares of common stock by all of our directors and executive officers:

(i) Name and Address of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
David D. Singer, President, Chief	519,500 (3)	1.4
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

Dated: October 11, 2002

WORLD WIRELESS COMMUNICATIONS, INC. (Registrant)

By:	/S/ DAVID D. SINGER
David D. Singer Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DAVID D. SINGER David D. Singer	Chairman of the Board of Directors, President, Chief Executive Officer, and Director	October 11, 2002

/S/ M. ROBERT CARR M. Robert Carr	Director	October 11, 2002

/S/ CHARLES TAYLOR Charles Taylor	Director	October 11, 2002

/S/ MALCOLM P. THOMAS Malcolm P. Thomas	Director	October 11, 2002

/S/ RICHARD L. STONEBURNER Richard L. Stoneburner	Director	October 11, 2002

/S/ ROBERT W. HATHAWAY Robert W. Hathaway	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 11, 2002

CERTIFICATION

I, David D. Singer, the President of World Wireless Communications, Inc. (the “Company”), certify that:

1.    I have reviewed this annual report on Form 10-K/A of the Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    [Intentionally Omitted]1

5.    [Intentionally Omitted]1

6.    [Intentionally Omitted]1

Date: October 11, 2002

By:	/S/ DAVID D. SINGER
David D. Singer President

1 Intentionally omitted pursuant to Section V (Transition Provisions) of SEC Release No. 34-46427.

CERTIFICATION

I, Robert W. Hathaway, the Vice President of Finance and Chief Financial Officer of World Wireless Communications, Inc. (the “Company”), certify that:

1.    I have reviewed this annual report on Form 10-K/A of the Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    [Intentionally Omitted]1

5.    [Intentionally Omitted]1

6.    [Intentionally Omitted]1

Date: October 11, 2002

By:	/S/ ROBERT W. HATHAWAY
Robert W. Hathaway Vice President of Finance and Chief Financial Officer

1 Intentionally omitted pursuant to Section V (Transition Provisions) of SEC Release No. 34-46427.

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

The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses from operations, has a working capital deficiency and net stockholders’ deficiency, and the Company has been dependent on affiliates of its major shareholder for debt financing to fund current operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15, the accompanying 2001 and 2000 financial statements have been restated.

DELOITTE & TOUCHE LLP
Denver, Colorado

April 1, 2002 (September 27, 2002 as to the effects of the restatement discussed in Note 15)

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

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(As restated, see Note 15)	(As restated, see Note 15)
ASSETS
Current Assets
Cash	$223,738	$3,097,624
Investment in securities available for sale	688	19,109
Trade receivables, net of allowance for doubtful accounts	68,002	347,218
Other receivables	19,502	57,345
Inventory	445,976	558,076
Prepaid expenses	69,526	71,891
Total Current Assets	827,432	4,151,263
Equipment, net of accumulated depreciation	369,453	575,475
Goodwill, net of accumulated amortization	—	214,286
Deferred debt placement fees	477,650	—
Other assets	12,337	28,863

Total Assets	$1,686,872	$4,969,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	$746,699	$540,899
Accrued liabilities	281,578	371,149
Accrued interest	174,892	—
Other liabilities	—	13,077
Deferred revenue	30,000	—
Notes payable—related party	3,098,216	—
Obligations under capital lease—current portion	5,076	19,374

Total Current Liabilities	4,336,461	944,499

Long-Term Obligations Under Capital Lease	4,009	9,633

Commitments and Contingencies	—	—

Mandatorily Redeemable 10% Preferred Stock—$0.001 par value; 1,000 and 0 shares authorized; 0 shares issued and outstanding	—	—

Stockholders’ Equity (Deficit)
Common stock—$0.001 par value; 50,000,000 shares authorized; issued and outstanding: 31,447,087 shares in 2001 and 31,268,847 shares in 2000	31,447	31,269
Additional paid-in capital	48,023,183	46,695,397
Accumulated deficit	(50,700,819)	(42,654,147)
Accumulated other comprehensive loss	(7,409)	(56,764)

Total Stockholders’ Equity (Deficit)	(2,653,598)	4,015,755

Total Liabilities and Stockholders’ Equity (Deficit)	$1,686,872	$4,969,887

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
		(As restated, see Note 15)
Revenues:
Services	$107,888	$360,388	$867,451
Royalties	22,540	457,194	540,075
Product sales	921,926	897,251	2,158,781

Total revenues	1,052,354	1,714,833	3,566,307
Cost of Sales:
Services	192,547	460,005	500,070
Products	500,437	753,422	2,426,389
Inventory write-down	198,000	—	405,466

Total cost of sales	890,984	1,213,427	3,331,925

Gross profit	161,370	501,406	234,382
Operating Expenses:
Research and development	425,720	1,483,365	1,318,963
Selling, general and administrative	6,388,745	5,810,032	5,192,901
Manufacturing activity exit costs	—	(1,677,668)	2,210,023
Impairment of goodwill and patents	—	—	641,679
Amortization of goodwill	214,286	171,432	200,397

Total operating expenses	7,028,751	5,787,161	9,563,963

Loss from operations	(6,867,381)	(5,285,755)	(9,329,581)
Other income (expense)
Interest expense	(1,196,098)	(132,586)	(3,556,097)
Other income	16,807	648,537	26,662

Net loss	(8,046,672)	(4,769,804)	(12,859,016)
Preferred dividends	—	6,400	1,000,658

Loss applicable to common shares	$(8,046,672)	$(4,776,204)	$(13,859,674)

Basic and diluted loss per common share	$(0.26)	$(0.16)	$(0.80)

Weighted average number of common shares used in per share calculation	31,362,497 *	29,507,160 *	17,308,258

*	As restated, see Note 15

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-	Unearned Compensation And Shareholder	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	In Capital	Receivable	Deficit	Income (loss)	Equity (Deficit)
Balance—December 31, 1998	13,920,400	$13,920	$24,013,582	$(66,829)	$(25,025,327)	$62,648	$(1,002,006)
Comprehensive Loss:
Net loss	—	—	—	—	(12,859,016)	—	(12,859,016)
Decreased unrealized gain on securities	—	—	—	—	—	(7,245)	(7,245)

Comprehensive Loss							(12,866,261)

Compensation adjustment relating to stock options	—	—	643,833		—	—	643,833
Shares issued for cash	5,612,000	5,612	5,018,661	—	—	—	5,024,273
Conversion of note payable and accrued interest	893,698	894	892,804	—	—	—	893,698
Beneficial conversion feature of note payable	—	—	81,517	—	—	—	81,517
Shares issued for services	120,841	121	231,265	—	—	—	231,386
Shares and warrants issued for defaults and interest on notes payable	450,000	450	2,075,032	—	—	—	2,075,482
Warrants issued for services	—	—	425,155	—	—	—	425,155
Exercise of warrants for cash	253,077	253	63,016	—	—	—	63,269
Preferred dividends	—	—	(1,000,658)	—		—	(1,000,658)
Warrants granted on issuance of Preferred stock	—	—	950,000	—	—	—	950,000

Balance—December 31, 1999	21,250,016	$21,250	$33,394,207	$(66,829)	$(37,884,343)	$55,403	$(4,480,312)
Comprehensive Loss:
Net loss (As restated, see Note 15)	—	—	—	—	(4,769,804)	—	(4,769,804)
Decrease in unrealized gain on securities	—	—	—	—	—	(102,236)	(102,236)
Adjustment from foreign currency translation	—	—	—	—	—	(9,931)	(9,931)

	Common Stock		Additional Paid-	Unearned Compensation And Shareholder	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	In Capital	Receivable	Deficit	Income (loss)	Equity (Deficit)
Comprehensive Loss for the Year							(4,881,971)

Compensation adjustment relating to stock options	—	—	(382,364)	—	—	—	(382,364)
Shares issued for cash, net of placement fees of $1,512,782	4,548,667	4,549	12,128,669	—	—	—	12,133,218
Exercise of warrants	5,393,690	5,394	1,343,029	—	—	—	1,348,423
Cashless exercise of stock options	16,474	16	23,016	—	—	—	23,032
Shares issued for consulting services (As restated, see Note 15)	60,000	60	195,240				195,300
Preferred dividends	—	—	(6,400)	—		—	(6,400)
Write-off of receivable	—	—	—	66,829	—	—	66,829

Balance—December 31, 2000 (As restated, see Note 15)	31,268,847	$31,269	$46,695,397	$—	$(42,654,147)	$(56,764)	$4,015,755
Comprehensive Loss:
Net loss	—	—	—	—	(8,046,672)	—	(8,046,672)
Decrease in unrealized loss on securities	—	—	—	—	—	39,424	39,424
Adjustment from foreign currency translation	—	—	—	—	—	9,931	9,931

Comprehensive Loss							(7,997,317)

Compensation adjustment relating to stock options	—	—	(28,243)	—	—	—	(28,243)
Exercise of warrants for cash	157,044	157	39,104	—	—	—	39,261
Exercise of options for cash	13,334	13	17,454	—	—	—	17,467
Stock issued for consulting services	7,862	8	11,992	—	—	—	12,000
Options granted for consulting services	—	—	9,025	—	—	—	9,025
Debt discount from warrants issued	—	—	556,454	—	—	—	556,454
Debt placement fee paid in stock warrants	—	—	722,000	—	—	—	722,000

Balance—December 31, 2001 (As restated, see Note 15)	31,447,087	$31,447	$48,023,183	$—	$(50,700,819)	$(7,409)	$(2,653,598)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
		(As restated, see Note 15)
Cash Flows From Operating Activities
Net loss	$(8,046,672)	$(4,769,804)	$(12,859,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of goodwill	214,286	171,432	200,397
Impairment of goodwill and patent	—	—	641,679
Depreciation and amortization	237,006	127,813	874,400
Manufacturing activity exit costs	—	(1,677,668)	2,210,023
Impairment of inventory	198,000	—	405,466
Amortization of debt discount	444,670	—	—
Interest paid with stock and stock warrants	—	—	2,582,154
Amortization of deferred debt placement fees	565,350	—
Stock issued for services	12,000	195,300	231,386
Compensation adjustments relating to stock options	(19,218)	(359,331)	643,833
Realized (gain) loss on marketable securities	26,762	(7,007)	—
Loss on disposal of assets	11,982	—	—
Write-off of receivable from shareholder	—	66,829	—
Provision for doubtful accounts receivable	110,276	124,397	42,772
Changes in operating assets and liabilities:
Accounts receivable	206,783	194,978	(413,384)
Inventory	(85,900)	(356,261)	(57,042)
Accounts payable	229,000	(6,760)	(434,528)
Accrued liabilities	65,222	(62,129)	(580,008)
Deferred revenue	30,000	—	—
Other	18,890	(50,516)	137,070

Net Cash and Cash Equivalents Used By Operating Activities	(5,781,563)	(6,408,727)	(6,374,798)

Cash Flows From Investing Activities
Payments for the purchase of property and equipment	(61,188)	(526,265)	(128,461)
Proceeds from sale of business assets and property	2,045	94,875	4,359
Proceeds from sale of marketable securities	31,083	16,065	—

Net Cash and Cash Equivalents Used By Investing Activities	(28,060)	(415,325)	(124,102)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	12,133,218	5,024,273
Proceeds from borrowings, net of discount	3,275,600	—	2,480,000
Deferred placement fees	(321,000)	—	—
Proceeds from issuance of mandatorily
Redeemable preferred stock	—	—	700,000
Redemption of preferred stock	—	(950,000)	—
Payment of preferred dividends	—	(57,378)	—
Proceeds from exercise of warrants	39,261	401,220	63,269
Proceeds from exercise of options	17,467	—	—
Principal payments on obligation under capital lease	(19,922)	(111,678)	(159,909)
Principal payments on notes payable	(65,600)	(2,377,624)	(1,329,781)

Net Cash and Cash Equivalents Provided By Financing Activities	2,925,806	9,037,758	6,777,852

Effect of Exchange Rate on Cash and Cash Equivalents	9,931	(9,931)	—

Net Increase (Decrease) In Cash and Cash Equivalents	(2,873,886)	2,203,775	278,952
Cash and Cash Equivalents—Beginning of Year	3,097,624	893,849	614,897

Cash and Cash Equivalents — End of Year	$223,738	$3,097,624	$893,849

Supplemental cash flow information and non-cash investing and financing activities — see Note 8

The accompanying notes are an integral part of these consolidated financial statements.

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

TRADE ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS—Sales to significant customers are defined as sales to any one customer which exceeded 10% of total sales in any of the three reporting years. Sales to significant customers represented 13%, 56%, and 52% of total net revenue for the years ended December 31, 2001, 2000, and 1999, respectively. Sales to the five significant customers during each of the years presented were as follows: Customer “A”—$0, $724,083 and $463,041, respectively; Customer “B”—$0, $0 and $601,606, respectively; Customer “C”—$0, $0 and $423,090, respectively; Customer “D”—$0, $0 and $363,120, respectively; and Customer “E”—$135,607, $240,915 and $0, respectively. Sales to significant customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a significant customer.

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

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS—The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “—Accounting for Derivative Instruments and Hedging Activities” on January 2001. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133, as amended did not have any impact on the Company’s financial condition or operations.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have any impact on the Company’s financial statements.

Effective January 2002, the Company is required to adopt SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of December 31, 2001, the Company had no unamortized goodwill. The Company believes the implementation of SFAS No. 142 will not have a material adverse effect on its future results of operations.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provided new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company’s fiscal year beginning 2002, but is not expected to have a material impact on the Company’s financial statements.

RECLASSIFICATIONS—Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds or operating cash flow to repay its debt, which is all due on June 30, 2002. The Company’s liquidity at December 31, 2001 consisted of cash and cash equivalents of $223,738, and as of that date, the Company had a working capital deficit of $3,509,029. As operations have not generated sufficient amounts of cash, the Company has relied upon financing from affiliates of the Company’s largest shareholder, Lancer Offshore, Inc. and Lancer Partners L.P. to fund recent operations. Affiliated debt holders have extended the due dates of the notes several times during 2001 and once during 2002 most recently from February 28, 2002 to June 30, 2002. There is no guarantee that debt holders will continue to do so in the future. The timing of the Company’s attainment of profitable operations and sufficient additional financing cannot be determined at this time. Moreover, the monthly burn-rate (i.e. the excess of expenditures over revenues received, each

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined on a cash basis) limitation for cash operating costs of $375,000 imposed on the Company under its secured financing hampers the conduct of its business operations. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company removed $534,788 in assets and accumulated depreciation related to the retirement and disposal of various assets.

NOTE 6—NOTES PAYABLE

Notes payable, before unamortized discount are as follow:

	December 31,
	2001	2000
15% senior secured notes payable; mandatorily convertible into common stock at $0.05 per share; due June 30, 2002; secured by all assets	$3,210,000	$—

Total Notes Payable	$3,210,000	$—

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

On August 7, 2001 the 2001 Notes were amended to provide for an additional $875,000 in debt financing over a three month period by Lancer Partners L.P., an affiliate of the Company’s largest stockholder. Pursuant thereto the Company received $350,000 on August 7, 2001, with $275,000 and $250,000 to be provided on or about September 15, 2001 and October 15, 2001, respectively, with the September and October payments conditioned upon the receipt of $2,000,000 in additional equity financing to be provided by sources other than Michael Lauer and his affiliates on or before September 15, 2001. The Company also issued detachable five-year warrants to purchase 225,000 shares of common stock at $0.30 per share as the result of the $350,000 August 7, 2001 loan. The Company recorded the August 7, 2001 debt net of a discount of $64,136, attributable to the warrants. The discount was amortized over the term of the loan.

While the Company did not meet the requirements for the conditional funding of $275,000 originally to have been provided on or about September 15, 2001, $100,000 of the $275,000 was provided on September 6, 2001 and the balance of $175,000 was provided on September 18, 2001 without the issuance of any additional special consideration for the making of such modification. Detachable warrants to purchase 87,500 shares of stock at $0.30 per share were issued in connection with the September loans. The Company recorded the debt net of a discount of $17,767, attributable to the warrants. The discount was amortized over the term of the loan.

As a condition of this additional financing, among other changes, the $1,125,000 principal amount of the 2001 Notes funded on May 17, 2001 then became contingently convertible into shares of the Company’s common stock at the rate of $0.20 of debt per share, and the exercise price of the warrant to purchase 562,500 shares of stock issued on May 17, 2001 was reduced to $0.30 per share.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By an agreement dated September 14, 2001 the 2001 Notes were amended (a) to extend the maturity dates of the first two tranches of the 2001 Notes totaling $1,475,000 from September 15, 2001 until October 15, 2001 and (b) to extend the time for the Company to raise $2,000,000 until October 15, 2001 as a condition to the issuance of $250,000 loan on or about October 15, 2001. Although the Company did not meet the requirements for additional funding by October 15, 2001, Lancer Partners L.P. loaned an additional $25,000 on October 3, 2001 and Lancer Offshore Inc. loaned an additional $85,000 on October 3, 2001, $175,000 on October 9, 2001 and $175,000 on October 29, 2001. The Company issued warrants for the purchase of 230,000 shares of common stock in connection with the additional borrowings, and recorded the debt net of $16,582, $27,008 and 24,527 in discount, respectively. On October 3, 2001, October 9, 2001, and October 29, 2001 the average of the high and low price per share of the Company’s common stock was $0.36, $0.385, and $0.36 respectively, which was higher than the conversion rate of one share for each $0.20 of debt. The resulting beneficial conversion features of $93,418, $147,992, and $150,473 respectively will be recognized if and when the contingencies related to the conversion feature of the 2001 Notes are resolved.

Although the first two tranches of the 2001 Notes totaling $1,475,000 in principal amount were due on October 15, 2001, and the third and fourth tranches of the 2001 Notes totaling $275,000 were originally to be due on December 15, 2001 Lancer Offshore, Inc. and Lancer Partners L.P. agreed to extend the maturity date thereof until February 28, 2002.

On November 14, 2001, Lancer Offshore Inc. loaned the Company an additional $1,000,000. The Company also issued detachable five-year warrants to purchase 500,000 shares of its common stock at $0.30 per share as a result of the loan. The Company recorded the debt net of $147,485 in discount related to the warrants issued in connection with the loan. Additionally the Company and its lenders agreed to change the contingent conversion rate of each note comprising the 2001 Notes to one share for each $0.05 of debt and to extend the maturity date of the $3,210,000 of outstanding loans to February 28, 2002, and the number of common shares issued monthly in the event of default was increased to 1,650,000. On November 14, 2001 the average of the high and low price per share of the Company’s common stock was $0.385, which was higher than the contingent conversion rate of one share for each $0.05 of debt. The resulting beneficial conversion feature of $852,515 related to the November 14, 2001 borrowing will be recognized when the contingencies related to the conversion feature of the 2001 Notes are resolved. As the result of the change in the contingent conversion rate, the value of the beneficial conversion feature on each of the prior notes as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
May 17, 2001	$866,051
August 7, 2001	285,864
September 6, 2001	100,000
September 18, 2001	157,233
October 03, 2001	93,418
October 09, 2001	147,992
October 29, 2001	150,473
Total	$1,801,031

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the contingencies related to the conversion feature of the 2001 Notes are resolved.

A finders fee on the November 14, 2001 debt issuance was paid in the form of a five-year warrant to Capital Research Ltd. to purchase 2,000,000 shares of common stock at an exercise price of $0.05 per share, which expires on November 13,

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006. The Company recorded a deferred debt placement fee of $722,000 related to the warrants. The placement fee was recognized as additional interest expense through February 28, 2002.

During January, February and March, 2002 the Company received additional loans of $1,050,000 from affiliates of the Company’s largest stockholder, bringing the total amount of the 2001 Note to $4,260,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes into shares of common stock, although the terms of the Notes require the Company to raise an additional $4,260,000 in equity from sources other than Michael Lauer and his affiliates on or before June 30, 2002 before such mandatory conversion may occur.

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

	For the Years Ended December 31,
	2001	2000	1999
Tax at statutory rate (34%)	$(2,736,000)	$(1,622,000)	$(4,372,000)
Other differences, net	120,000	739,000	1,733,000
Change in valuation allowance	2,881,000	1,040,000	3,064,000
State tax benefit, net of federal tax effect	(265,000)	(157,000)	(425,000)

Net Income Taxes	$—	$—	$—

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January, 2000 the Company issued 60,000 shares of common stock valued at $195,300 for consulting services.

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

On June 8, 2001 the Company authorized 1,000 shares of 8% senior cumulative convertible preferred stock and detachable warrants to purchase 8,333,333 shares of common stock at $0.30 per share, expiring on September 15, 2002. Each share of preferred stock is convertible into 16,666 shares of common stock. As of December 31, 2001 there were no shares of such preferred stock issued or outstanding.

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

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 1999, Company issued warrants to the holders of notes as satisfaction of a waiver of default on the notes. The Company issued warrants for the purchase of 300,000 shares of common stock on June 30 and again on September 30, 1999, and recognized $279,555, and $397,647 of interest expense, respectively, upon the issuance of the warrants.

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

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 1999, the Company granted 5-year options to purchase 30,000 shares of common stock and 4-year options to purchase 30,000 shares of common stock at $1.94 and $2.04 per share, respectively to Directors.

A summary of the status of the Company’s stock options as of December 31, 2001, 2000 and 1999, and changes during the years then ended are presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,190,159	$2.92	1,020,650	$2.89	641,922	$4.22
Granted	120,155	0.52	279,659	3.20	837,000	1.98
Exercised	(13,333)	1.31	(20,833)	1.41	—	—
Forfeited or canceled	(622,031)	3.01	(89,317)	2.67	(458,272)	3.08

Outstanding at end of year	674,950	2.44	1,190,159	2.92	1,020,650	2.89

Options exercisable at year-end	421,249	2.76	555,471	3.73	352,649	4.52

Weighted-average fair value of options granted during the year	$0.47		$2.71		$1.55

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Prices	Shares	Average Remaining Contractual Life	Weighted— Average Exercise Price	Shares	Weighted— Average Exercise Price
$ 0.35—$ 0.39	65,705	4.61 years	$0.37	25,000	$0.39
$ 1.63—$ 1.75	30,000	3.22 years	1.69	16,000	1.67
$ 2.09—$ 2.81	475,494	3.39 years	2.16	279,099	2.12
$ 3.00—$ 3.00	3,250	3.47 years	3.00	650	3.00
$ 4.00—$ 4.00	47,500	3.30 years	4.00	47,500	4.00
$ 6.50—$ 6.50	53,000	0.86 years	6.50	53,000	6.50

$ 0.35—$6.50	674,949	3.44 years	2.44	421,249	2.76

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

	For the Years Ended December 31,
	2001	2000	1999
Net loss:
As reported	$(8,046,672)	$(4,776,204)	$(13,859,674)
Pro forma	(8,251,171)	(5,806,799)	(12,766,433)
Basic and diluted loss
per common share:
As reported	$(0.26)	$(0.16)	$(0.80)
Pro forma	(0.26)	(0.20)	(0.74)

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 12—BUSINESS SEGMENT INFORMATION

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

	2001	2000	1999
Revenues:
X-traWeb	$270,372	$450,604	$—
Radio products	764,442	690,377	789,167
Corporate	17,540	573,852	2,777,140

Total sales	$1,052,354	$1,714,833	$3,566,307
Operating income (loss):
X-traWeb	$(3,767,293)	$(3,593,924)	$(387,464)
Radio products	(3,161,943)	(1,636,730)	(1,358,626)
Corporate	61,855	(55,101)	(7,583,491)

Total operating loss	$(6,867,381)	$(5,285,755)	$(9,329,581)
Assets:
X-traWeb	$293,442	$1,324,821
Radio products	1,184,904	642,595
Corporate	208,526	3,002,471

Total assets	$1,686,872	$4,969,887

NOTE 13—RELATED PARTY TRANSACTIONS

During 2001, the Company borrowed $3,210,000 from affiliates of its largest shareholder as discussed in Note 6. In 2000, the Company deemed a $66,829 receivable from a shareholder to be uncollectible, and the balance was written off.

NOTE 14—COMMITMENTS AND CONTINGENCIES

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In mid-December 2001, the United States District Court in Utah approved the plaintiffs’ motion for leave to amend their pleading to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director, and a former officer, Kevin Childress) and to assert an additional cause of action against the Corporation for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer. The plaintiffs continue to seek the same relief originally sought by them. The Corporation and the individual defendants recently filed answers in the case.

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

NOTE 15—RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements . The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000, valued at $195,300. As a result, the consolidated

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheets as of December 31, 2001 and 2000, and the consolidated statement of operations for the year ended December 31, 2000 presented herein have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

As of December 31, 2001:

	As previously reported	As restated
Common stock, $0.001 par value	$31,387	$31,447
Additional paid-in capital	47,827,943	48,023,183
Accumulated deficit	(50,505,519)	(50,700,819)

The restatement of the December 31, 2001 balance sheet did not effect total stockholders’ deficit.

As of December 31, 2000:

	As previously reported	As restated
Common stock, $0.001 par value	$31,209	$31,269
Additional paid-in capital	46,500,157	46,695,397
Accumulated deficit	(42,458,847)	(42,654,147)

For the year ended December 31, 2000:

	As previously reported	As restated
General and administrative expenses	$5,614,732	$5,810,032
Total operating expenses	5,591,861	5,787,161
Loss from operations	(5,090,455)	(5,285,755)
Net loss	(4,574,504)	(4,769,804)
Loss applicable to common shareholders	$(4,580,904)	$(4,776,204)

Weighted average common shares outstanding	29,447,488	29,507,160

The restatement for the year ended December 31, 2000 did not effect loss per common share.

NOTE 16—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2001 Fiscal Quarter				Year
	1	2	3	4
Net sales	$258,491	$342,369	$262,455	$189,039	$1,052,354
Gross profit (loss)	128,020	179,612	(128,666)	(17,596)	161,370
Net loss applicable to common shares	(1,615,406)	(2,052,301)	(1,999,473)	(2,379,492)	(8,046,672)
Basic and diluted loss applicable to common shares	$(0.05)	$(0.07)	$(0.06)	$(0.08)	$(0.26)

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2000 Fiscal Quarter				Year
	1	2	3	4
Fiscal 2000
Net sales	$510,815	$455,425	$376,885	$371,708	$1,714,833
Gross profit	82,709	185,454	117,775	115,468	501,406
Net loss applicable to common shares
As previously reported	(2,380,967)	961,648	(1,655,899)	(1,505,686)	(4,580,904)
As restated, see Note 15	(2,576,267)	961,648	(1,655,899)	(1,505,686)	(4,776,204)
Basic and diluted income (loss) applicable to common shares
As previously reported	$(0.10)	$0.03	$(0.05)	$(0.05)	$(0.16)
As restated, see Note 15	(0.11)	0.03	(0.05)	(0.05)	(0.16)

NOTE 17—SUBSEQUENT EVENTS

During January, February and March, 2002 the Company received additional loans of $900,000 from affiliates of the Company’s largest stockholder, bringing the total amount of the 2001 Note to $4,110,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes into shares of common stock, although the terms of the Notes require the Company to raise an additional $4,110,000 in equity from sources other that Michael Lauer and his affiliates on or before June 30, 2002 before such conversion may occur.

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

10.20
Loan Agreement by and among the Registrant and the Bridge Noteholders dated as of May 15, 1998, together with the Notes, Pledge/Security Agreement, Pledgee/Representative Agreement, Subordination, and Registration Rights Agreement*

10.21	Separation and Mutual Release Agreement between the Registrant and William E. Chipman, Sr. dated as of May 26, 1998*

10.22
Registration Rights Agreement by and among the Registrant and the purchasers of common stock issued pursuant to the Registrant’s Confidential Private Placement Memorandum dated September 9, 1998, as amended*

10.23	Employment Agreement between the Registrant and James O’Callaghan dated May 20, 1998*

10.24	Lease agreement between the Registrant and NP#2 dated as of July 29, 1998 relating to the premises at 2441 South 3850 West, West Valley City, Utah 84120*

10.25	Agreement between KME and the Registrant dated October 19,1998 relating to the Registrant’s providing of technical assistance and development relating to the Gigarange telephone.*

10.26	Agreement between KME and the Registrant dated as of March 1,1998 relating to the Panasonic MicroCast System*

10.27	General and Mutual Release Agreement between the Registrant and Phil Acton dated November 2, 1998*

10.28	Agreement and Waiver Agreement by and among the Registrant and the Bridge Noteholders dated November 25, 1998*

10.29	1998 Employee Incentive Stock Option Plan*

10.30	1998 Non-qualified Stock Option Plan*

10.31	Amendment of Agreement by and among the Registrant and the Bridge Noteholders dated as of March 26, 1999*

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

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*

10.41	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of October 12, 2001.*

10.42	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 14, 2001. *

10.43	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of January 25, 2002.*

10.44	Amendment to Warrant Nos. T-1A, T-5, T-6, T-7 and T-8 held by Lancer Offshore, Inc. *

10.45	Amendment to Warrant Nos. T-2, T-3 and T-4 held by Lancer Partners L.P. *

10.46	Amendment to Warrant No. T-9 held by Capital Research Ltd. *

10.47	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of February 28, 2002. *

16.1	Letter from Hansen, Barnett & Maxwell regarding change in Certifying Accountant.*

99.1	Certification of Chief Executive Officer. **

99.2	Certification of Vice President of Finance and Chief Financial Officer. **

*	Filed previously
**	Filed herewith
+	Management contract or compensatory plan or arrangement filed previously.