Form 10-Q/A
period 2002-03-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-10-11
CIK 1031744

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

As of April 30, 2002 there were 31,447,087 shares of the Registrant’s common stock, par value $0.001, issued and outstanding.

Explanatory Note:

This amendment on Form 10-Q/A amends the registrant’s quarterly report on Form 10-Q/A for the three months ended March 31, 2002 as filed by the registrant on May 15, 2002, and is being filed to reflect the restatement of the registrant’s unaudited condensed consolidated financial statements. See Note 7 to the unaudited condensed consolidated financial statements.

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

Item 1.    Financial Statements

WORLD WIRELESS COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2002	December 31, 2001
	(As restated, see Note 7)
CURRENT ASSETS
Cash and cash equivalents	$166,873	$223,738
Investment in securities available-for-sale	3,503	688
Trade receivables, net of allowance for doubtful accounts	56,852	68,002
Other receivables	39,681	19,502
Inventory, net	419,361	445,976
Prepaid expenses	171,727	69,526

Total current assets	857,997	827,432
Equipment, net of accumulated depreciation and impairments	318,918	369,453
Deferred debt placement fees	305,532	477,650
Other assets, net of accumulated amortization	13,131	12,337
Total assets	$1,495,578	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2002	December 31, 2001
	(As restated, see Note 7)
CURRENT LIABILITIES
Trade accounts payable	$706,385	$746,699
Accrued liabilities	746,746	281,578
Accrued interest	313,058	174,892
Notes payable	100,000	—
Notes payable—related party, net of discount	4,220,620	3,098,216
Deferred revenue	30,000	30,000
Obligation under capital leases—current portion	5,076	5,076

Total Current Liabilities	6,121,885	4,336,461

Long-term Obligation Under Capital Leases	3,057	4,009

Commitments and Contingencies	—	—

Mandatorily Redeemable 8% Preferred Stock—$0.001 par value; 1,000 shares authorized; 0 shares issued and outstanding	—	—
STOCKHOLDERS’ DEFICIT
Common stock—$0.001 par value; 225,000,000 and 50,000,000 shares authorized; issued and outstanding: 31,447,087 shares at March 31, 2002 and 31,447,087 shares at December 31, 2001	31,447	31,447
Additional paid-in capital	48,194,828	48,023,183
Accumulated other comprehensive loss	(4,595)	(7,409)
Accumulated deficit	(52,851,044)	(50,700,819)

Total Stockholders’ Deficit	(4,629,364)	(2,653,598)

Total Liabilities and Stockholders’ Deficit	$1,495,578	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2002	2001
	(As restated, see Note 7)
REVENUES:
Services	$—	$19,000
Royalties	—	9,379
Product sales	203,122	230,112

Total Revenue	203,122	258,491
COST OF SALES:
Services	—	16,347
Products	84,299	114,124

Total Cost of Sales	84,299	130,471

Gross Profit	118,823	128,020

EXPENSES:
Research and development expense	146,597	153,799
Selling, general and administrative expenses	1,132,802	1,569,362
Amortization of goodwill	—	42,858

Total Expenses	1,279,399	1,766,019

Loss From Operations	(1,160,576)	(1,637,999)
Other Income/(Expense):
Interest expense	(1,016,610)	(1,452)
Other income	26,961	24,045
Net Loss	(2,150,225)	(1,615,406)

Net Loss Applicable To Common Stockholders	$(2,150,225)	$(1,615,406)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.05)
Weighted Average Number of Common Shares Used in Per Share Calculation	31,447,087 *	31,273,292 *

*	As restated, see Note 7.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2002	2001
	(As restated, see Note 7)
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(2,150,225)	$(1,615,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	—	42,858
Depreciation	59,250	32,507
Compensation expense from stock options	—	(45,185)
Loss on sale of securities	—	2,167
Amortization of debt discount	244,049	—
Debt extension charge—related party	89,000	—
Amortization of debt placement fees	544,118	—
Changes in operating assets and liabilities:
Accounts receivable	(9,029)	(31,137)
Inventory	26,615	(50,596)
Prepaid expenses/other assets	(102,995)	(300,476)
Accounts payable	(40,314)	(9,861)
Accrued liabilities	109,168	(137,512)
Accrued interest	138,166	—

Net Cash Used in Operating Activities	(1,092,197)	(2,112,641)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(8,715)	(38,071)
Proceeds from sale of property and equipment	—	—
Proceeds from sale of securities	—	4,564

Net Cash Used in Investing Activities	(8,715)	(33,507)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended March 31,
	2002	2001
	(As restated, see Note 7)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$—	$17,467
Proceeds from borrowings	1,162,500	65,600
Deferred debt placement fees	(105,000)	—
Principal payments on notes payable	(12,500)	(7,020)
Principal payments on obligation under capital lease	(952)	(13,473)

Net cash provided by financing activities	1,044,048	62,574
Effect of exchange rate on cash and cash equivalents	—	(25,987)

Net decrease in cash and cash equivalents	(56,864)	(2,109,561)
Cash and cash equivalents—beginning of period	223,737	3,097,624

Cash and cash equivalents—end of period	$166,873	$988,063

SUPPLEMENTAL CASH FLOW INFORMATION—

Cash paid for interest was $1,277 and $1,452 in 2002 and 2001, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES—SEE NOTES 3 AND 5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Consolidated Financial Statements—The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2001 annual report on Form 10-K/A. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Major Customers—Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during the three months ended March 31, 2002 and 2001 are as follows: Customer “A” represented 19.9% and 5.4% of sales, respectively; Customer “B” represented 14.8% and 33.1% of sales, respectively.

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

Loss Per Share—Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable resulted in the issuance of common stock. Diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at March 31, 2002 and 2001, respectively, would have decreased the loss per share. . For the quarters ended March 31, 2002 and 2001 91,163,225 and 2,320,333 potentially dilutive securities from common stock options, warrants and convertible debt have been excluded from the weighted average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

Deferred Revenue—Deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.

Comprehensive Loss—Comprehensive loss provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company’s comprehensive loss for the three months ended March 31, 2002 and 2001 is as follows:

	For the Three Months Ended March 31,
	2002	2001
Net Loss	$(2,150,225)	$(1,615,406)
Unrealized Gain on Marketable Equity Securities	2,815	17,638
Effect of foreign currency translation	—	(25,987)
Comprehensive Loss for the Period	$(2,147,410)	$(1,623,755)

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

Management’s Plans—Based on the Company’s current cash position and its plans for 2002, management believes that additional capital will be required by the end of July 2002, including an additional extension of the debt that is due to mature on June 30, 2002. The Company’s financing agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allowed for such loan to be increased to a total of its current outstanding principal amount of $5,535,000, an increase over the prior loan ceiling of $5,000,000 (see Notes 5 and 10). Although both lenders can agree to increase such loan again, provided the Company agrees to do so, the Company has no assurance of such mutual agreement. The Company is currently seeking funding from other sources. There can be no assurance that the Company will be successful in such efforts.

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

During the rest of 2001, the Company borrowed an additional $2,085,000 and issued additional warrants to purchase 3,042,500 shares of common stock, including a warrant to purchase 2,000,000 shares of common stock issued as an additional placement fee. The Company did not meet the conditions required to convert the debt into shares of common stock, and the maturity date of the notes was extended first to December 15, 2001, and again to February 28, 2002. In consideration for the additional borrowings and other modifications to the original terms of the 2001 Notes, the contingent conversion rate, warrant stock purchase price, default terms and other terms of the notes were modified so that on December 31, 2001 the notes bore the following terms:

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

Because the contingent conversion rate was below the market value of the stock, the value of the contingent beneficial conversion feature on each of the notes is as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
May 17, 2001	$ 866,051
August 7, 2001	285,864
September 6, 2001	100,000
September 18, 2001	157,233
October 03, 2001	93,418
October 09, 2001	147,992
October 29, 2001	150,473
November 14, 2001	852,515
Total	$2,653,546

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the related contingencies are resolved.

The exercise price of the warrant to purchase shares of common stock was reduced to $0.30 per share which term will also apply to any additional warrants issued in such the financing transactions.

The maturity date of the entire principal amount of $3,210,000 comprising the 2001 Notes was extended until February 28, 2002 (unless mandatorily converted into shares of the Company’s common stock prior to such date).

The Company agreed to give the lender full anti–dilution protection in the event the Company sold shares of its common stock at a price less than $0.05 per share during the one–year period commencing on November 14, 2001.

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

During January, February and March, 2002 the Company received additional loans of $1,050,000 from affiliates of its largest stockholder, bringing the total amount of the 2001 Notes to $4,260,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes into shares of common stock, although the terms of the Notes require the Company to raise an additional $4,260,000 in equity from sources other than its largest shareholder and his affiliates on or before June 30, 2002 before such conversion may occur. The Company could pay the 2001 Notes in whole or in part if it obtains additional debt financing and thereby avoid the mandatory conversion thereof.

On February 28, 2002 the Company also received a four-month extension of the maturity date of the 2001 Notes from its creditors, and agreed to give such creditors 7,120,000 shares of common stock as consideration therefore, subject to the approval of the Company’s shareholders at a meeting with respect to such issuance in accordance with applicable American Stock Exchange rules. If shareholder approval is not obtained, the Company will pay $356,000 to the debtholders. This obligation is being amortized as a charge to interest from March 1, 2002 through June 30, 2002. If shareholder approval is obtained, the Company will record an incremental charge based on the fair value of the shares issued.

The amount of shares issuable in the event of a default was increased as of January 25, 2002 to 1,780,000 shares of common stock for each month in which a default exists and continuing until such default is cured, up to a maximum of 12,500,000 shares.

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

NOTE 6    COMMITMENTS AND CONTINGENCIES

On February 20, 2001 the Pinnacle Fund L.P., Barry M. Kitt and Tom and Denise Hunse filed a lawsuit against the Company with respect to the purchase of a total of 230,000 shares of common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs seek rescission of the transaction and/or damages, including treble damages, which they allege arise out of a failure to file a registration statement on or before December 31, 2000. The lawsuit is currently pending in the United States District Court for the District of Utah. The case is in the discovery stage, with certain parties having exchanged documents and written responses to questions asked.

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

The Company believes it has meritorious defenses to such action and intends to prosecute its defense of the action vigorously, but there can be no assurance as to the outcome thereof. The Company will also vigorously contest these new additional claims and believes it has meritorious defenses to these new claims, and the individual defendants named in the lawsuit will do the same

NOTE 7    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended March 31, 2002, the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements . The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000, valued at $195,300. In addition, the Company determined that $356,000 of interest expense for fees related to a modification of debt terms should have been amortized over the period from March 1, 2002 through June 30, 2002. These fees had originally been expensed during the three months ended March 31, 2002.

As a result, the condensed consolidated financial statements for the three months ended March 31, 2002 presented herein have been restated from the amounts previously reported to correct the accounting for these items. A summary of the significant effects of the restatement is as follows:

As of March 31, 2002:

	As previously reported	As restated
Deferred debt placement fees	$38,532	$305,532
Total assets	1,228,578	1,495,578
Common stock, $0.001 par value	31,387	31,447
Additional paid-in capital	47,999,588	48,194,828
Accumulated deficit	(52,922,744)	(52,851,044)
Total stockholders’ deficit	(4,896,364)	(4,629,364)

For the three months ended March 31, 2002:

Interest expense	$(1,283,610)	$(1,016,610)
Net loss	(2,417,225)	(2,150,225)
Basic and diluted net loss per common share	(0.08)	(0.07)
Weighted average common shares outstanding	31,387,087	31,447,087

NOTE 8    BUSINESS SEGMENT INFORMATION

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

	For the Three Months Ended March
	2002	2001
Revenues:
X-traWeb™	$—	$104,162
Radio products	203,122	144,950
Corporate	—	9,379
Total sales	$203,122	$258,491
Operating loss:
X-traWeb™	$(481,316)	$(1,066,058)
Radio products	(679,260)	(634,560)
Corporate	—	62,619

Total operating loss	$(1,160,576)	$(1,637,999)

	As of
	March 31, 2002	December 31, 2001
Assets:
X-traWeb™	$242,794	$293,442
Radio products	1,097,595	1,184,904
Corporate	155,189	208,526

Total assets	$1,495,578	$1,686,872

NOTE 9    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of March 31, 2002, the Company had no unamortized goodwill. The implementation of SFAS No. 142 did not have any impact on the Company’s financial statements.

Effective January 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have any impact on the Company’s financial statements.

NOTE 10    SUBSEQUENT EVENTS

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended March 31, 2002, the Company determined that a transaction involving the issuance of common stock for services that occurred in the quarter ended March 31, 2000 had not been accounted for in the Company’s financial statements . The transaction involved the issuance of 60,000 shares of common stock effective January 3, 2000, valued at $195,300. In addition, the Company determined that $356,000 of interest expense for fees related to a modification of debt terms should have been amortized over the period from March 1, 2002 through June 30, 2002. These fees had originally been expensed during the three months ended March 31, 2002.

As a result, the condensed consolidated financial statements for the three months ended March 31, 2002 presented in Item 1 have been restated from the amounts previously reported to correct the accounting for these items. The following management discussion and analysis takes into account the effects of the restatement.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and Three Months Ended March 31, 2001

We incurred a net loss of $2,150,225 for the three-month period ended March 31, 2002, or a $0.07 loss per share, compared to a net loss of $1,615,406 or a $0.05 loss per share, for the three months ended March 31, 2001. The increased loss is attributable to $1,015,333 in interest expense related to our debt financing, partially off-set by a $486,620 reduction in operating expenses. The reduction in operating expenses was achieved primarily by reducing employment related expenses.

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

Interest expense increased to $1, 016,610 during the three-month period ended March 31, 2002 compared to $1,452 for the three months ended March 31, 2001. This increase is directly related to our issuance of units of secured notes and warrants beginning in the second quarter of 2001, and represents the amortization of discounts related to the warrants, placement fees, fees paid for the extension of the debt, and accrued interest on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at March 31, 2002 consisting of cash and cash equivalents was $166,873, which represents a decrease of $56,865 over our cash and cash equivalents of $223,738 as of December 31, 2001. Our current assets were $857,997 as of March 31, 2002, an increase of $30,565 from our current assets of $827,432 as of December 31, 2001.

As of March 31, 2002, our total liabilities were $6,124,942, which was an increase of $1,784,472 from our total liabilities of $4,340,470 as of December 31, 2001. Substantially all of our liabilities are current, including debt from affiliates totaling $4,220,620, which is due June 30, 2002.

Cash used in operating activities was $1,092,197 during the three months ended March 31, 2002, which was financed primarily by additional borrowings from affiliates of $1,057,500 (net of placement fees). Cash used in operating activities was $1,058,028 less than our net loss, attributable primarily to $887,167 in non-cash interest expenses.

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

(ii)    The amount of shares issuable in the event of a default was now increased to 1,780,000 shares of our common stock for each month in which a default exists and continuing until such default is cured, up to a maximum of 12,500,000 shares; and

(iii)    The Company agreed to give Lancer Offshore Inc. and Lancer Partners L.P. full anti-dilution protection in the event the Company sold shares of its common stock at a price less than $0.05 per share during the one-year period commencing on the date of the making of the last loan from such parties to the Company (which was changed from November 14, 2001 to February 8, 2002).

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

Item 5.     Other Events

We made sales of shares of our securities during the first quarter of 2002, each of which is exempt from registration under the Securities Act of 1933, as set forth below:

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

ITEM 6.     Exhibits and Reports on Form 8-K

(a)    The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements of Cash Flow and Notes to Condensed Consolidated Financial Statements as at and for the three months ended March 31, 2002 and the Exhibits which are listed on the Exhibit Index.

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

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*

10.41	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of October 12, 2001.*

10.42	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 14, 2001.*

10.43	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of January 25, 2002.*

10.44	Amendment to Warrant Nos. T-1A, T-5, T-6, T-7 and T-8 held by Lancer Offshore, Inc.*

10.45	Amendment to Warrant Nos. T-2, T-3 and T-4 held by Lancer Partners L.P.*

10.46	Amendment to Warrant No. T-9 held by Capital Research Ltd.*

10.47	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of February 28, 2002.*

10.48	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of March 27, 2002.*

16.1	Letter from Hansen, Barnett & Maxwell regarding change in Certifying Accountant.*

99.1	Certification of Chief Executive Officer.**

99.2	Certification of Vice President of Finance and Chief Financial Officer.**

*	Filed previously
**	Filed herewith.
+	Management contract or compensatory plan or arrangement filed previously.