Form 10-Q
period 2002-09-30
WORLD WIRELESS COMMUNICATIONS INC
filed 2002-11-19
CIK 1031744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

As of October 31, 2002 there were 31,459,945 shares of the Registrant’s Common Stock, par value $0.001, issued and outstanding.

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

Status of Independent Auditor’s Review

The interim financial statements included in this Form 10-Q have not been reviewed by the Company’s independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards. Accordingly, the Company’s independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with, such financial statements.

Item 1.    Financial Statements

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,520	$223,738
Investment in securities available-for-sale	500	688
Trade receivables, net of allowance for doubtful accounts	42,681	68,002
Other receivables	17,967	19,502
Inventory	464,893	445,976
Prepaid expenses	166,504	69,526

Total current assets	740,065	827,432
Equipment, net of accumulated depreciation and impairments	226,508	369,453
Deferred debt placement fees	—	477,650
Other assets, net of accumulated amortization	13,131	12,337
Total assets	$979,704	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2002	December 31, 2001
CURRENT LIABILITIES
Trade accounts payable	$904,758	746,699
Accrued liabilities	437,152	281,578
Accrued interest	738,810	174,892
Notes payable	25,000	—
Notes payable—related party, net of discount	6,285,000	3,098,216
Deferred revenue	30,000	30,000
Obligation under capital leases—current portion	5,076	5,076

Total Current Liabilities	8,425,796	4,336,461

Long-term Obligation Under Capital Leases	577	4,009

Mandatorily Redeemable 8% Preferred Stock—$0.001 par value; 1,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $0	—	—

STOCKHOLDERS’ DEFICIT
Common stock to be issued	3,238,900	—

Common stock—$0.001 par value; 225,000,000 and 50,000,000 shares authorized; issued and outstanding: 31,459,945 shares at September 30, 2002 and 31,447,087 shares at December 31, 2001	31,459	31,447
Additional paid-in capital	48,406,749	48,023,183
Accumulated other comprehensive loss	(7,597)	(7,409)
Accumulated deficit	(59,116,180)	(50,700,819)

Total Stockholders’ Deficit	(7,446,669)	(2,653,598)

Total Liabilities and Stockholders’ Deficit	$979,704	$1,686,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001
REVENUES:
Services	$—	$23,275	$15,000	$104,493
Royalties	—	1,099	—	17,540
Product sales	146,071	238,081	574,906	741,282

Total Revenue	146,071	262,455	589,906	863,315
COST OF SALES:
Services	14,922	74,601	20,464	132,505
Products	77,821	316,520	244,651	551,844

Total Cost of Sales	92,743	391,121	265,115	684,349

Gross Profit	53,328	(128,666)	324,791	178,966

EXPENSES
Research and development expense	168,524	131,978	491,828	406,155
Selling, general and administrative expenses	996,946	1,440,622	3,207,745	4,966,192
Amortization of goodwill	—	42,858	—	128,574

Total Expenses	1,165,470	1,615,458	3,699,573	5,500,921

Loss From Operations	(1,112,142)	(1,744,124)	(3,374,782)	(5,321,955)
Other Income/(Expense):
Interest expense	(1,451,131)	(255,786)	(5,067,710)	(375,340)
Other income (expense)	(632)	437	27,131	30,115
Net Loss	(2,563,905)	(1,999,473)	(8,415,361)	(5,667,180)

Basic and Diluted Net Loss Per Common Share	(0.08)	(0.06)	(0.27)	(0.18)
Weighted Average Number of Common Shares Used in Per Share Calculations	31,459,945	31,443,635	31,455,754	31,333,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(8,415,361)	$(5,667,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	—	128,574
Depreciation	159,230	97,220
Change in compensation from stock options	—	(37,170)
Loss on sale of securities	—	26,762
Amortization of debt discount	484,113	264,269
Amortization of debt placement fees	770,148	—
Debt extension charge—related party	3,238,900	—
Valuation allowance on inventory	—	172,741
Consulting services paid with stock	11,250	12,000
Provision for doubtful accounts receivable	(6,900)	11,545
Changes in operating assets and liabilities:
Accounts receivable	33,757	163,599
Inventory	(18,917)	(179,677)
Prepaid expenses/other assets	(97,771)	(183,355)
Deferred revenue	—	30,000
Accounts payable	158,060	386,503
Accrued liabilities	155,574	(61,649)
Accrued interest	563,918	72,477

Net Cash Used in Operating Activities	(2,963,999)	(4,763,341)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(16,286)	(65,605)
Proceeds from sale of securities	—	31,083

Net Cash Used by Investing Activities	(16,286)	(34,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$—	$17,467
Proceeds from exercise of warrants	—	39,261
Proceeds from borrowings and issuance of warrants	3,187,500	1,815,600
Deferred debt placement fees	(292,500)	—
Principal payments on notes payable	(87,500)	(50,543)
Principal payments on obligation under capital lease	(3,432)	(15,045)

Net cash provided by financing activities	2,804,068	1,806,740
Effect of exchange rate on cash and cash equivalents	—	(23,045)

Net decrease in cash and cash equivalents	(176,217)	(3,014,168)
Cash and cash equivalents—beginning of period	223,737	3,097,624

Cash and cash equivalents—end of period	$47,520	$83,456

SUPPLEMENTAL CASH FLOW INFORMATION—
Cash paid for interest was $10,630 and $7,318 in 2002 and 2001 respectively
NON-CASH INVESTING AND FINANCING ACTIVITIES—NOTES 3 AND 6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Consolidated Financial Statements—The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Major Customers—Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales in any of the two reporting periods.

Sales to the major customers during each of the three months ended September 30, 2002 and 2001 are as follows: Customer “A” represented 15.8% and 13.2% of sales, respectively; Customer “B” represented 33.6% and 0% of sales respectively, and Customer “C” represented 0% and 12.6% respectively.

For the nine months ended September 30, 2002 and 2001, sales to major customers were: Customer “A” represented 20.7% and 9.0% respectively, Customer “B” represented 22.5% and 0% respectively, Customer “C” represented 0% and 15.7% respectively, and Customer “D” represented 0% and 7.6% respectively.

Inventory—Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves for inventory valuation are reviewed periodically, and adjusted accordingly. As of September 30, 2002 and December 31, 2001 inventory consisted of the following:

	September 30, 2002	December 31, 2001
Materials	$198,323	$148,957
Work in process	38,178	23,255
Finished goods	228,392	273,764

Total	$464,893	$445,976

Loss Per Share—Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and resulted in the issuance of common stock. For the quarters ended September 30, 2002 and 2001 133,040,367 and 11,569,494 potentially dilutive securities from common stock options, warrants and convertible debt have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations because they would have decreased the loss per share.

Deferred Revenue—Deferred revenue represents amounts invoiced and paid by customers for which products have not yet been shipped.

Comprehensive Income/(Loss)—Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions. The Company’s comprehensive loss for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(2,563,905)	$(1,999,473)	$(8,415,361)	$(5,667,180)
Unrealized loss on marketable equity securities	(1,063)	7,671	(188)	13,037
Effect of foreign currency translation	—	5,439	—	(23,045)
Comprehensive loss for the period	$(2,564,968)	$(1,986,363)	$(8,415,549)	$(5,677,188)

NOTE 2    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds to repay its debt, which is all due December 31, 2002. As operations have not generated sufficient amounts of cash, the Company has relied upon debt financing to fund its current period operations. The financing has been obtained from affiliates of the Company’s largest shareholder who extended the due dates of the notes several times during 2001 and 2002. There is no guarantee that the due dates of the notes will continue to be extended. The Company’s attainment of profitable operations and sufficient additional financing cannot be determined at this time. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. See also Notes 6 and 9.

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

Management’s Plans—Based on the Company’s current cash position and its plans for 2002, management believes that additional capital will be required immediately, including an additional extension of the debt that is due to mature on December 31, 2002. The Company’s financing agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allowed for such loans to be increased to a total of their current outstanding principal amount of $6,585,000, an increase over the prior loan ceiling of $6,285,000 (see Notes 6 and 9). Although both lenders can agree to increase such loans again, provided the Company agrees to do so, the Company has no assurance of such mutual agreement. The Company is currently seeking funding from other sources. There can be no assurance that the Company will be successful in such efforts.

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

NOTE 5    COMMITMENTS AND CONTINGENCIES

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

In December 2001, the United States District Court in Utah approved the plaintiff’s motion for leave to amend their pleading to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director, and a former officer, Kevin Childress) and to assert an additional cause of action against the Corporation for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer. The plaintiffs continue to seek the same relief originally sought by them. The Company and the individual defendants recently filed answers in the case.

The Company believes that it has meritorious defenses to such action and intends to prosecute its defenses of the action vigorously, but there can be no assurance as to the outcome thereof. An estimate of potential losses, if any, cannot be made at this time. The Company is vigorously contesting these new additional claims and believes it has meritorious defenses to these new claims, and the individual defendants named in the lawsuit are doing the same, although the Company cannot assure the results of such lawsuit.

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

NOTE 6    NOTES PAYABLE—RELATED PARTY

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

During 2002 the Company received additional loans of $3,425,000 from affiliates of its largest stockholder, bringing the total amount of the 2001 Notes to $6,585,000. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes up to the then applicable ceiling amount of $5,000,000 into shares of Common Stock, although the terms of the Notes now require the Company to raise an additional $6,585,000 in equity from sources other than its largest shareholder and his affiliates on or before December 31, 2002 before such conversion may occur. At such meeting, the Company’s shareholders approved the issuance of up to the then applicable ceiling amount of 2,500,000 shares of the Company’s Common Stock upon the exercise of warrants to purchase such shares held by such affiliates. The Company could pay the 2001 Notes in whole or in part if it obtains additional debt financing and thereby avoid the mandatory conversion thereof.

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

On July 23, 2002 the Company reached agreement with its lenders to extend the due date of the 2001 Notes to September 30, 2002 and to confirm to the Company that no events of default existed. The Company agreed to issue an additional 5,380,000 shares of Common Stock to its lenders in consideration for the modification of terms. The fair value of these shares, $1,102,900, was recognized as non-cash interest expense over the term of the modified debt.

The Notes also provide for the conversion of the debt into shares of common stock as a remedy available to the lenders in the event of a default.

On July 23, 2002 the maximum amount of shares issuable in the event of a default was increased to up to a maximum of 25,000,000 shares.

The contingent beneficial conversion feature on each of the notes issued during the nine months ended September 30, 2002 is as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
January 25, 2002	$264,051
February 8, 2002	211,149
March 8, 2002	175,747
March 11, 2002	88,261
March 27, 2002	139,147
April 12, 2002	245,755
April 25, 2002	886,132
July 23, 2002	273,975
August 19, 2002	279,408
September 4, 2002	139,047
Total	$2,702,672

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the related contingencies are resolved.

NOTE 7    RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company adopted SFAS 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and there was no effect.

NOTE 8    BUSINESS SEGMENT INFORMATION

As of September 30, 2002 the Company’s operations are classified into two reportable business segments: X-traWebTM products and radio products. Corporate includes income, expenses, and assets that are not allocable to a specific business segment, or relate to activities no longer being pursued.

Segment operating income is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. The Company evaluates performance of its segments based on revenues and operating income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
X-traWeb™	$—	$41,074	$15,000	$233,012
Radio products	146,071	220,281	574,906	612,763
Corporate	—	1,100	—	17,540

Total sales	$146,071	$262,455	$589,906	$863,315

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Operating loss:
X-traWeb™	$(500,344)	$(860,336)	$(1,380,177)	$(2,908,724)
Radio products	(611,798)	(884,888)	(1,994,606)	(2,484,052)
Corporate	—	1,100	—	70,821

Total operating loss	$(1,112,142)	$(1,744,124)	$(3,374,783)	$(5,321,955)

	September 30, 2002	December 31, 2001
Assets:
X-traWeb™	$205,490	$293,442
Radio products	734,542	1,184,904
Corporate	39,672	208,526

Total assets	$979,704	$1,686,872

NOTE 9    SUBSEQUENT EVENTS

In October and November, 2002, an affiliate of the Company’s largest shareholder loaned the Company an additional $300,000, bringing the total to $6,585,000. As a result, the Company issued notes comprising part of the 2001 Notes and issued additional warrants to purchase 150,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on October 2, 2007, October 14, 2007, October 30, 2007 and November 12, 2007, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and Three Months Ended September 30, 2001

We incurred a net loss of $2,563,905 for the three-month period ended September 30, 2002, or a $0.08 loss per share, compared to a net loss of $1,999,473 or a $0.06 loss per share, for the three months ended September 30, 2001. The increased loss is attributable to $1,451,131 in interest expense related to our debt financing, partially off-set by a $449,988 reduction in operating expenses.

Sales for the three-month period ended September 30, 2002 totaled $146,071 compared to $262,455 during the three months ended September 30, 2001, or a decrease of $116,384 or 44.3%. During the third quarters of 2002 and 2001, we derived our revenue as follows:

	For the Three Months Ended September 30,
	2002	2001
Summary of Revenue by Activity
X-traWeb™	$—	$41,074
Radio products	146,071	220,281
Corporate	—	1,100
Total Revenue	$146,071	$262,455

During the third quarter of 2002, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line, and specifically on applying our technology to automated meter reading solutions for the utilities industry. The decline in revenue from X-traWebTM products and services in 2002 compared to 2001 resulted primarily from the completion of two non-recurring customer contracts in the vending and facilities management industry, and from our shift to the development and sale of products for the automated meter reading market. As of September 30, 2002, we have generated $15,000 in revenue from such activities.

The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued. Corporate revenues reported in the third quarter of 2001 represent royalty fees paid under an agreement that has since expired.

Our decline in revenue from radio products, which totaled $146,071 for the three months ended September 30, 2002, compared to $262,455 for the comparable quarter in 2001, resulted from a significant downturn in unit sales. Antenna sales fell 18.2%; radio sales dropped 45.5%.

Our cost of sales for the three-month period ended September 30, 2002 declined to $92,743 from a total of $391,121 for the three months ended September 30, 2001, a reduction of $298,378 or 76.3%. The resulting gross profit was $53,328, or 36.5% of sales, for the three-month period ended September 30, 2002 compared to a loss of $128,666, or 49.0%, for the three months ended September 30, 2001. This improvement in gross profit margin is primarily the result of a write-down of inventory items to their fair value recorded in 2001. The gross profit for the three months ended September 30, 2001 was $69,334, or 26.4%, before the write-down. The improvement in gross margin before the write-down reflects the absence of revenue from two non-recurring customer contracts in the vending and facilities management industry, where our margins were very low.

Our research and development expenses increased to $168,524 from $131,978, or by $36,546, or 27.7%, for the comparable three month periods ended September 30, 2002 versus September 30, 2001. The increase over the comparable period is attributable to development projects relating to our radio product line, and the integration of our automatic meter reading product into additional utility meter models. We believe the resulting radio frequency technology improvements will enhance our automated meter reading solution through improved performance, and reduced system cost.

Our total selling, general, and administrative expenses amounted to $996,946 for the three-month period ended September 30, 2002 compared to $1,440,622 for the three months ended September 30, 2001, representing a decrease of $443,676, or 30.8%. Selling and marketing expenses decreased by $57,682, or 22.0%, during the three-month period ended September 30, 2002 over the three months ended September 30, 2001 and represents a decrease in advertising, consulting, and expenses for marketing our X-traWebTM products overseas. Total general and administrative expenses for the comparable September 30, 2002 and September 30, 2001 period decreased by $385,994, or 43.7%, and resulted from (1) decreases of $234,199 in employment related expenses and $115,682 in consulting and outside services and (2) $15,005 in decreased travel related expenses. We also realized lower occupancy costs for the three-month period ended September 30, 2002 versus the comparable three-month period ended September 30, 2001 as the result of the close of our Kansas City facility in the third quarter of 2001.

Interest expense increased to $1,451,131 during the three-month period ended September 30, 2002 compared to $255,786 for the three months ended September 30, 2001. This increase is directly related to our issuance of units of secured notes and warrants beginning in the second quarter of 2001, and represents the amortization of discounts related to the warrants, placement fees, fees incurred for the extension of the debt, and accrued interest on the Notes. On June 28, 2002 the Company’s shareholders approved the potential issuance of up to 12,500,000 shares of common stock to its lenders. On July 23, 2002, the Company committed to issue 5,380,000 share of common stock to its lenders for debt extension. The fair value of the 5,380,000 shares, or $1,102,900, accounts for most of the increase in interest expense over the comparable quarter in the prior year.

Nine Months Ended September 30, 2002 and Nine Months Ended September 30, 2001

We incurred a net loss of $8,415,361 for the nine-month period ended September 30, 2002, or a $0.27 loss per share, compared to a net loss of $5,667,180 or a $0.18 loss per share, for the nine months ended September 30, 2001. The increased loss is attributable to $5,067,710 in interest expense related to our debt financing, partially off-set by a $1,801,348 reduction in operating expenses.

Sales for the nine-month period ended September 30, 2002 totaled $589,906 compared to $863,315 during the nine months ended September 30, 2001, or a decrease of $273,409 or 31.7%. During the nine months ended September 30 of 2002 and 2001, we derived our revenue as follows:

	For the Nine Months Ended Septembere 30,
	2002	2001
Summary of Revenue by Activity
X-traWeb™	$15,000	$233,012
Radio products	574,906	612,763
Corporate	—	17,540
Total Revenue	$589,906	$863,315

During 2002, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line, and specifically on applying our technology to automated meter reading solutions for the utilities industry. The decline in revenue from X-traWebTM products and services in 2002 compared to 2001 resulted primarily from the completion of two non-recurring customer contracts in the vending and facilities management industry, and from our shift to the development and sale of products for the automated meter reading market. As of September 30, 2002, we have generated $15,000 in revenue from such activities.

The Corporate category represents revenue not directly attributable to a specific segment, or those business activities no longer being pursued. Corporate revenues reported in the second quarter of 2001 represent royalty fees paid under an agreement that has since expired.

Our decrease in revenue from radio products, which totaled $574,906 for the nine months ended September 30, 2002, compared to $612,763 for the comparable period in 2001, resulted from a sharp decline in sales in the third quarter of 2002, following a small down turn in unit sales during the second quarter. The decline in sales during the second quarter occurred primarily in our antenna products. Sales of both antenna and radio products were off in the third quarter.

        Our cost of sales for the nine-month period ended September 30, 2002 declined to $265,115 from a total of $684,349 for the nine months ended September 30, 2001, a reduction of $419,234 or 61.3%. The resulting gross profit was $324,791, or 55.1% of sales, for the nine-month period ended September 30, 2002 compared to $178,966, or 20.7%, for the nine months ended September 30, 2001. This improvement in gross profit margin reflects the absence of a write-down of inventory items to their fair value recorded in 2001, and the completion of two non-recurring customer contracts in the vending and facilities management industry, where our margins were very low.

Our research and development expenses increased to $491,828 from $406,155, or by $85,673, or 21.1%, for the comparable nine month periods ended September 30, 2002 versus September 30, 2001. The increase over the comparable period is primarily attributable to development projects relating to our radio product line. We believe the resulting radio frequency technology improvements will enhance our automated meter reading solution through improved performance, and reduced system cost.

Our total selling, general, and administrative expenses amounted to $3,207,745 for the nine-month period ended September 30, 2002 compared to $4,966,192 for the nine months ended September 30, 2001, representing a decrease of $1,758,447, or 35.4%. Selling and marketing expenses decreased by $335,049, or 39.5%, during the nine-month period ended September 30, 2002 over the nine months ended September 30, 2001 and represents a decrease in advertising, consulting, and expenses for marketing our X-traWebTM products overseas. Total general and administrative expenses for the comparable September 30, 2002 and September 30, 2001 period decreased by $1,423,407, or 34.6%, and resulted from (1) decreases of $859,333 in employment related expenses and $415,261 in consulting and outside services, and (2) $128,058 in decreased travel related expenses. We also realized lower occupancy costs for the nine-month period ended September 30, 2002 versus the comparable nine-month period ended September 30, 2001 as the result of the close of our Kansas City facility in the third quarter of 2001. These cost savings were offset in part by increased legal and accounting fees, and increased insurance costs.

Interest expense increased to $5,067,710 during the nine-month period ended September 30, 2002 compared to $375,340 for the nine months ended September 30, 2001. This increase is directly related to our issuance of units of secured notes and warrants beginning in the second quarter of 2001, and represents the amortization of discounts related to the warrants, placement fees, fees incurred for the extension of the debt, and accrued interest on the Notes. On June 28, 2002 the Company’s shareholders approved the potential issuance of up to 12,500,000 shares of common stock to its lenders. Prior to June 28, 2002, the Company had committed to issue 7,120,000 share of common stock to its lenders for debt extension. On July 23, 2002, the Company committed to issue 5,380,000 share of common stock to its lenders for debt extension. The fair value of the 12,500,000 shares, or $3,238,900, accounts for most of the increase in interest expense over the comparable period in the prior year.

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

We adopted SFAS 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and there was no impact.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at September 30, 2002 consisted of cash and cash equivalents of $47,520, which represents a decrease of $176,218 over our cash and cash equivalents of $223,738 as of December 31, 2001. Our current assets were $740,065 as of September 30, 2002, a decrease of $87,367 from our current assets of $827,432 as of December 31, 2001.

As of September 30, 2002, our total liabilities were $8,426,373, which was an increase of $4,089,335 from our total liabilities of $4,340,470 as of December 31, 2001. Substantially all of our liabilities are current, including debt from affiliates totaling $6,585,000, which is due December 31, 2002.

Cash used in operating activities was $2,963,999 during the nine months ended September 30, 2002, which was financed primarily by additional borrowings from affiliates of $2,857,500 (net of placement fees). In addition, on October 3, 2002 the Company reached agreement with its lenders to extend the due date of the 2001 Notes to December 31, 2002 and to confirm to the Company that no events of default existed. The Company agreed to issue an additional 5,300,000 shares to its lenders in consideration for the modification of terms. The fair value of these shares, $901,000, will be recognized as non-cash interest expense over the term of the modified debt. Cash used in operating activities was $5,451,363 less than our net loss, attributable primarily to non-cash interest expenses and net changes in working capital.

During the quarter ended September 30, 2002, we received an additional $750,000 in loans from an affiliate comprising part of the 2001 Notes and issued additional detachable five-year warrants to purchase 375,000 shares of our Common Stock at $0.30 per share, expiring on various dates in 2007, to such creditor as part of such financing. Such financing increased the total loans from such affiliates to $6,285,000 as of September 30, 2002. For a further description of this financing, see “Senior Secured Indebtedness Financing” in Item 2 of Part 2 of this Report.

Based on our current cash position, we believe that additional capital will be required by mid-November, 2002. We recently obtained financing proceeds from Lancer Offshore, Inc., an affiliate of our largest stockholder, which management believes is adequate to fund our operations at least through mid-November, 2002. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. allowed for such loan to be increased to a current outstanding principal amount of $6,585,000 (an increase over the prior loan ceiling amount of $6,285,000). Although both lenders can agree to increase such loan again, provided we agree to do so, we cannot assure you of such mutual agreement. Since the $6,585,000 loan from such lenders matures on December 31, 2002, we are currently seeking funding from other sources.

See Note 2 to the accompanying financial statements for a discussion of the Company’s status as a going concern.

SUMMARY

While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part, (ii) we will develop additional sources of sales and (iii) we will derive substantial revenues therefrom, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that X-traWeb TM product sales will constitute the bulk of our revenues during the year 2003 and thereafter. We also believe that we will derive significant revenues from the sale of our proprietary radio products in the future, but we cannot assure you as to the amount of such sales or when such sales will occur.

In summary, we are fully aware that anticipated revenue increases from sales of our X-traWeb TM products and our proprietary radios are by no means assured, and that our requirements for capital are substantial. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, our ability to continue as a going concern is dependent on continued support from our lenders.

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

We believe that we have meritorious defenses to such action and intend to prosecute our defense of the action vigorously, but there can be no assurance as to the outcome thereof. We are vigorously contesting these new additional claims and believe we have meritorious defenses to these new claims, and the individual defendants named in the lawsuit are doing the same, although we cannot assure you of the result in such lawsuit.

ITEM 2.     Changes in Securities and Use of Proceeds

Senior Secured Indebtedness Financing

The Company modified its Senior Secured Convertible Notes during the quarter ended September 30, 2002, which had the general effect of increasing the equity amount needed for the mandatory conversion of such notes and extending the due date thereof until October 31, 2002. A detailed description of such financing through November 13, 2002 is set forth below, including the additional three-month extension of the maturity date of the 2001 Notes until December 31, 2002.

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

Furthermore, the parties agreed on September 4, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,285,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,285,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before September 30, 2002.

(k)  October, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $25,000 on October 3, 2002 and an additional $125,000 on October 15, 2002 and an additional $100,000 on October 31, 2002 (bringing its total loan to the Company to $5,335,000). As a result, the Company issued three notes comprising part of the 2001 Notes and issued additional warrants to Lancer Offshore, Inc. to purchase 12,500, 62,500 and 50,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on October 2, 2007, October 14, 2007 and October 30, 2007, respectively.

Furthermore, the parties agreed on October 3, 2002 to amend the entire 2001 Note financing, among other things, as follows:

(i)  The maturity date of the entire principal amount of $6,310,000 comprising the 2001 Notes was extended from September 30, 2002 until December 31, 2002 (unless mandatorily converted into shares of the Company’s Common Stock prior to such date).

(ii)  The entire principal amount of $6,310,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,310,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before December 31, 2002.

(iii)  The lenders’ restriction against the Company’s issuance of any of shares of Common Stock or securities convertible into such shares at $0.20 per share or less, without the lenders’ prior written consent, was changed to any such issuance of less than $0.05 per share.

(iv)  The Company agreed to issue 5,300,000 shares of its Common Stock to Lancer Offshore, Inc. and Lancer Partners L.P., to be divided pro rata between them based on their respective share of the total loans of $6,310,000 to us as of October 3, 2002, subject to the approval of such issuance by the stockholders at a meeting in accordance with applicable American Stock Exchange rules. In the event that (i) such stockholder approval is not obtained on or before June 30, 2003 or (ii) the Company fails to issue such shares due to its fault within 30 days after the later of (A) the receipt of such stockholder approval or (B) the receipt of an amended American Stock Exchange listing application covering, among other things the 5,300,000 shares issuable to such creditors, the Company agreed to pay the sum of $265,000 to such creditors, pro rata as set forth above, in full satisfaction thereof, with such payment to be made within 30 days after the later to occur of such two events.

Also, the parties agreed on October 15, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,435,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,435,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before December 31, 2002.

In addition, the parties agreed on October 31, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,535,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,535,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before December 31, 2002.

(l)  November, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $50,000 on November 13, 2002 (bringing its total loan to the Company to $5,385,000). As a result, the Company issued a note comprising part of the 2001 Notes and issued an additional warrant to Lancer Offshore, Inc. to purchase 25,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on November 12, 2007.

In addition, the parties agreed on November 13, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,585,000 comprising the 2001 Notes is now mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,585,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before December 31, 2002.

On and after October 1, 2001, on the date of the issuance of each of the additional notes comprising part of the 2001 Notes and the warrants to purchase shares of our Common Stock, the average of the high and low price of a share of the Company’s Common Stock was higher than the conversion rate of each Note in question, and, at times, was higher or lower than the exercise price of each Warrant.

(m)  American Stock Exchange Rules

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

(n)  Risk of Default Under Our Senior Secured Indebtedness

While we are attempting to raise the amount needed in additional equity as a further condition for the mandatory conversion of the 2001 Notes into our shares of Common Stock or to pay the 2001 Notes in whole or in part and thereby eliminate or reduce the extent of the mandatory conversion of the 2001 Notes, we cannot assure you of such result. Moreover, we cannot assure you that we will not commit a default under the 2001 Notes in the future when they mature on December 31, 2002. In the event that the holders of the 2001 Notes sell our assets securing the 2001 Notes following any future default by us, a remedy available under the 2001 Notes, such sale would materially and adversely affect our business and financial condition

ITEM 4.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d – 14). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, such officers noted there had been a prior deficiency in the reporting of certain agreements which were not correctly disclosed by the Company. The Company has taken corrective action in this area by requiring, among other things, the timely reporting of any such agreement to the Company’s Chief Financial Officer. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 5.     Other Events

1.  We made sales of shares of our securities during the third quarter of 2002, each of which is exempt from registration under the Act, as set forth below:

(a)  As of July 23, 2002, we issued (i) a Senior Secured Note in the principal amount of $300,000 (described immediately above) and (ii) a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on July 22, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(b)  As of August 20, 2002, we issued (i) a Senior Secured Note in the principal amount of $300,000 (described immediately above) and (ii) a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on August 19, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(c)  As of September 4, 2002, we issued (i) a Senior Secured Note in the principal amount of $150,000 (described immediately above) and (ii) a warrant to purchase 75,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on September 3, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Partners L.P. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

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

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operation, Condensed Consolidated Statements

of Cash Flow and Notes to Condensed Consolidated Financial Statements as at and for the three months ended September 30, 2002 and the Exhibits which are listed on the Exhibit Index.

Exhibit Index
10.54	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of October 3, 2002.
10.55	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of October 15, 2002.
10.56	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of October 31, 2002.
10.57	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 13, 2002.
99.1	Certification of Chief Executive Officer
99.2	Certification of Vice President of Finance and Chief Financial Officer

(b)  The following reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  November 19, 2002

WORLD WIRELESS COMMUNICATIONS, INC.

By:	/s/ DAVID D. SINGER
David D. Singer President, Chief Executive Officer

By:	/s/ ROBERT W. HATHAWAY
Robert W. Hathaway Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/ David D. Singer
David D. Singer President

CERTIFICATIONS

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

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

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*
10.41	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of October 12, 2001.*
10.42	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 14, 2001. *
10.43	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of January 25, 2002.*
10.44	Amendment to Warrant Nos. T-1A, T-5, T-6, T-7 and T-8 held by Lancer Offshore, Inc. *
10.45	Amendment to Warrant Nos. T-2, T-3 and T-4 held by Lancer Partners L.P. *
10.46	Amendment to Warrant No. T-9 held by Capital Research Ltd. *
10.47	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of February 28, 2002. *
10.48	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of March 27, 2002. *
10.49	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 12, 2002. *
10.50	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 25, 2002. *
10.51	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of July 23, 2002. *
10.52	Amendment of Agreements by and Among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of August 20, 2002. *
10.53	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of September 4, 2002. *
10.54	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of October 3, 2002. **
10.55	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of October 15, 2002. **
10.56	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of October 31, 2002.**
10.57	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of November 13, 2002.**

*	Filed previously

**	Filed herewith.

+	Management contract or compensatory plan or arrangement filed previously.