Form 10-K
period 2002-12-31
WORLD WIRELESS COMMUNICATIONS INC
filed 2003-05-06
CIK 1031744

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[No Fee Required] For the fiscal year ended December 31, 2002

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[No Fee Required]

For the transition period from                      to

Commission file 001-15837

WORLD WIRELESS COMMUNICATIONS, INC.

(Name of registrant in its charter)

Nevada	87-0549700
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5670 Greenwood Plaza Boulevard, Suite 340, Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number    (303) 221-1944

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Not applicable.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average of the high and low price at which the stock was sold, as of April 30, 2003, was $2,516,796.

As of April 30, 2003 there were 31,459,945 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE:

The financial statements included in this Form 10-K have not been audited by the Company’s independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such audits, as established by generally accepted auditing standards. Accordingly, the Company’s independent auditors have not expressed any opinion or generally accepted auditing standards. Accordingly, the Company’s independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with, such financial statements.

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

(a)  Overview

We have completed development and testing of the core systems and sub-systems comprising our internet technology, and are currently engaged in implementing the first phase of our near-term plan—the introduction of our products and services to selected customers in major target markets to establish test installations for a variety of commercial and industrial applications.

While our X-traWeb™ technology has a wide range of diverse applications, we originally targeted four principal areas to focus our sales: (a) vending machines; (b) facilities management and automatic meter reading;(c) security systems; and (d) food services equipment. As a result of the slower receipt of revenues from the sale of our X-traWeb™ products, we decided in July 2001 to focus our activities principally on the sale of such products in the automatic meter reading and facilities management fields (in part due to the energy crisis then experienced in parts of the United States), although we plan to continue to market our products in the areas of (i) vending machines, (ii) security systems and (iii) food services equipment in the future. Furthermore, as a result of the continued delay of the receipt of revenues from the sale of our X-traWeb™ products, we decided to reduce further the number of our employees, particularly in the engineering and administrative areas, during 2002 and made a further reduction in the number of our employees in late March, 2003. Thus, as of December 31, 2002, we had a total of 21 employees, a reduction of 8 from the total of 29 employees we had as of December 31, 2001. Also, in January, 2003 we decided to plan to increase the marketing and sale of our radio products.

Our former customers include FreedomPay.com (which sells cashless vending machines), Enodis Chains PLC (the largest manufacturer of equipment for fast food vendors), a subsidiary of the U.K.-based Enodis, National Gas Automation Inc. (a developer of a liquid propane gas monitoring system), RealTime Data (a vending machine operator) and Midwest United Energy (which provides natural gas to the agricultural irrigation market). Our current alliance partner is Service

Concepts ( a provider of products and services to rural cooperatives in the western United States). Our former alliance partners include Texaco Natural Gas Inc. (for marketing to the natural gas industry), Co-operative ConNEXTions, LLC (a provider of products and services to rural distribution cooperatives in the Western United States), Novar Controls Corp. ( a supplier of advanced building automation control systems), Fracarro Radioindustrie S.p.A. (a supplier of satellite-based video distribution), and Audiotel S.p.A. (which marketed certain of our X-traWebTM products in Italy). We also had relationships with Kyushu Matsushita Electric Co. Ltd. (“Panasonic”), Motorola, Inc. and Williams Wireless Inc. and Williams Telemetry Services, a subsidiary of the Williams Company (“Williams”).

(b)  Financing

We entered into a conditional restructuring agreement with our two secured creditors, Lancer Offshore, Inc. and Lancer Partners L.P., who are affiliates of our largest stockholder, which requires, as a condition precedent to its effectiveness, that we receive at least $750,000 in equity (the “Restructuring Agreement”), although it is possible that another form of consideration (such as subordinated debt acceptable to such creditors) would satisfy such creditors. The Company has an oral agreement from a third party to provide a six-month loan of $4,500,000 bearing simple interest at 3% per annum, which would be subordinated to our senior secured debt totaling $7,020,000 as of February 6, 2003, have a second security interest in the assets of the Company pledged to our senior secured creditors and a first security interest in the proceeds from our sale of any of our shares of Senior Preferred Stock which the Company is offering in a private placement transaction to raise up to $4,500,000 therefrom on or before June 30, 2003. The Company hopes to be able to close such new debt financing, but since it has not been able to do so for almost three months, we cannot assure you we will be able to do so.

The terms of the Restructuring Agreement are favorable to the Company, and, if it is implemented by virtue of the Company’s satisfaction of the $750,000 funding condition, such a step should be helpful in our pursuit of additional financing in the future although we cannot assure you of such result. For a further description of the terms of the Restructuring Agreement, see “Senior Secured Indebtedness Financing—Restructuring Agreement” in Item 5 hereof.

The key terms of the Restructuring Agreement are as follows:

(a)  the Company’s payment of $1,500,000 to the two secured creditors would eliminate $2,400,000 in principal amount of the 2001 Notes and cancel all interest accrued on the 2001 Notes to date;

(b)  the maturity date of the 2001 Notes would be extended for two years until June 30, 2005;

(c)  the 2001 Notes would carry no further interest in the future;

(d)  the conversion rates of the 2001 Notes would be changed so that creditors would receive one share for each $0.50 of debt instead of the current rate of one share for each $0.05 of debt upon the mandatory conversion thereof (subject to the continued requirements that (i) the approval of such mandatory conversion by the Company’s shareholders at a meeting of shareholders (which was given up to the then applicable ceiling amount of $5,000,000 but not for any excess thereof) and (ii) the Company’s receipt of equity from unaffiliated third parties equal to the then outstanding principal amount of the 2001 Notes on or before June 30, 2005; and

(e)  such creditors would surrender 5,000,000 shares of Company’s Common Stock for the prior extensions of the maturity date of the 2001 Notes.

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

Our Technology

We are a developer of wired and wireless telemetry communications and remote control systems and products. We also develop digital radios in the 900 megahertz (“MHZ”)and 2.4 gigahertz (“GHZ”) bands.

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

Completing our technology is the business-to-business web site we developed, located in the Denver, Colorado area. This database-driven site has been used to collect the operations and transactional data which has been transmitted from a customer’s remote equipment, then store it securely for delivery to authorized customer personnel in raw form, or process and format it into standard or customized reports using software we employ.

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

Phase One. During Phase One, in which we had been engaged and plan to recommence our efforts, we are debuting our unique combination of telemetry technologies by providing them to selected Fortune 1000 and other customers. During this phase, we are focused on selling the wide-ranging capabilities of our unique technological approach by working with our customers to design and configure our products and services that address their specific industrial, internet communication needs, while building a database of standardized technology configurations that can be used or easily adapted for a variety of applications. Throughout the process, we will seek to establish ourselves as a recognized “brand” for innovative, technologically advanced products and services. This phase will continue for each industry application until the related products reach maturity.

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

Phase Three.    During Phase Three, we expect to evolve into an industry-specialized, customer-only Internet Application Service Provider, whereby our customer data can be accessed through our business-to-business website, that will focus on customer web and data hosting. We envision such a step as a natural and necessary extension of our technology products and services package in order to ensure uninterrupted 24-hour access to operations-critical remote data by our customers. We plan to offer such hosting services to customers upon sale of our products and services to such customer. We commenced such phase in 2001 on a limited basis and continued it throughout 2002 on a limited basis.

As discussed in Current Status—Overview, above, the Company has shifted its near-term strategy to emphasize the sale and marketing of its radio products. While these three phases of business development remain fundamental to our plan for the growth of our telemetry products and services, we are currently focusing our efforts on establishing profitability through the sale of our established product lines, where we have historically been competitive and realized high margins.

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

X-traWeb Internet Access Servers

We plan to offer our customers again the option to use our web servers to host their data in a secure co-location in the Denver Colorado area.

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

Sales and Marketing

We plan to capitalize on trends in many targeted segments of the telemetry market (including, without limitation, automatic meter reading, fast food services equipment, facilities management, asset management and security systems) through our ability to penetrate and establish a market presence with products and services designed to meet industry-specific needs. Our marketing strategy hinges on our establishing a strong reputation as a provider of reliable and technologically superior wireless Internet-based telemetry services to a diverse customer base. To achieve our goals of substantial growth and penetration of our target markets, we have developed a strategic marketing plan that provides for the future development of long-term sales channels through which we can sell our X-traWebTM solutions well into the future.

Our marketing strategy involves a combination of in-house sales and marketing personnel, independent authorized agents, strategic marketing alliances, joint ventures and direct sales. These will be enhanced and supported by secondary direct marketing, advertising, promotions and public relations efforts.

By virtue of the monthly burn-rate (i.e. the excess of expenditures over revenue received, in each case on a cash basis) ceiling of $375,000 for each month after September, 2001 as set forth in our recent secured financing, and the delay in the receipt of revenues from the sale of our X-traWeb™ products, we severely limited our marketing activities while the 2001 Notes remain outstanding and reduced such efforts further through employee cutbacks in March, 2003 (see “Senior Secured Indebtedness Financing” under Item 5 and Item 7—“Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity”).

Direct Sales Organization

During the early launch stages of our marketing program, our senior management is managing and conducting our marketing activities for our X-traWebTM products and services. A target market-oriented, direct sales organization has been established that has responsibility for specific geographic regions, and coordinates the activities of outside marketing partners, including value-added resellers and information technology consultants within those regions. During 2002, we had three employees focused on direct sales in the United States, but currently have no employees focused solely on such sales. We also engaged independent commission agents to market our products in the energy and other targeted markets.

If and when we expand our operations, we plan to hire additional sales personnel, or engage additional independent commission agents, to cover new markets and augment the services of sales and marketing personnel in certain larger markets.

Strategic Marketing Alliances

As an integral part of our marketing program, we are establishing strategic marketing alliances with outside companies that have strong influence within the respective target markets for our X-traWebTM products and services. We plan to align ourselves with partners that are capable of substantially accelerating our penetration of a target market or of adding material value to our marketing program through the reduction of costs, managerial infrastructure, and other economic advantages. During 2002, we continued to implement a sales plan targeting and pursuing prospective customers through organizations such as management consulting firms, computer networking consultants and value-added resellers.

We previously had marketing alliances in the residential security, facilities management and Internet sectors. We previously worked with Cooperative ConNEXTions, LLC and now work with its successor, Service Provider, to market our X-traWebTM products and services to rural electrical utilities operating in approximately 16 states west of the Mississippi River. Moreover, we have formed several such alliances to date in the natural gas and energy sectors. Our staff formerly worked with Texaco Natural Gas Inc. to market our X-traWeb™ products to customers in the natural gas field.

Our technology offers these co-marketing partners a value-added component to the services already being provided to their existing customers. Our current and former co-marketing partners provide us with a credible avenue of introduction to other potential customers for our products and services.

Advertising and Promotions

An integral part of our long-term marketing plan is the generation of awareness within the target markets for our products and services. We previously allocated a portion of our budget toward ongoing advertising, promotions, and public relations activities, including direct mail, trade print media advertising, trade show participation and sales personnel incentives, and plan to do so in the future. To reach an even wider audience as we continue to develop widespread awareness of our portal and proprietary telemetry solutions, we plan to implement an advertising and promotional support program designed to:

•	Establish X-traWeb™ as a recognized “brand name” that is especially familiar to decision-makers within our target markets, and synonymous with premier-quality technology and products, highly effective services and tangible cost efficiencies;

•	Enhance our branding efforts through the use of industry experts to promote our product and services;

•	Position our technological capabilities, management, products, services and level of support as an industry standard.

We also plan to implement advertising in trade publications on a regular basis.

We previously appointed a public relations firm, with substantial expertise in the information technology industry, to assist us in the development and execution of periodic public relations campaigns, including campaigns coordinated with new product introductions in existing markets and expanded introductions to new markets. We have also highlighted our activities through occasional articles in trade publications and national business newspapers.

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

In the past we have invested heavily in such advertising and promotions. In 2001 we spent approximately $447,000, and in 2002 we spent approximately $262,700, in such activities. However, our budget constraints and lack of adequate funding have curtailed these advertising plans, and we plan to invest exclusively in direct sales to execute the marketing and promotion plans during 2003. Because of our limited resources, and restriction on our spending, it is possible that we will further curtail these activities.

Research and Development

We previously invested significantly in research and development activities. These activities consisted of proprietary development on our spread spectrum radios and X-traWebTM products and services. We plan to continue to invest in research and development in the future, subject, however, to the limitation that we cannot incur a monthly burn-rate greater than $375,000 in any month while the 2001 Notes are outstanding and provided we obtain additional funding. Thus, our research efforts will be significantly curtailed during such period. Also, in October, 2001 we closed down our Kansas City office, where our research and development activities were primarily conducted.

We will continue to engage in research and development activities for our own products, on a limited basis as discussed above. Current and future projects include a new one watt radio (which we plan to have tested for FCC certification), new spread spectrum transceivers in the 2.4GHz band, improving X-traWebTM products to enable plug-and-play developer kits, improved X-traWeb™ components such as the X-traCamTM, a camera that captures video images and transmits them to the internet without the use of a personal computer where they can be viewed using a standard browser, and similar projects.

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

A key element of our competitive strategy is to align ourself with major manufacturers by developing proprietary products or technology for market leaders that can be incorporated into its “partner manufacturers” products. We formerly had a marketing alliance with Texaco Natural Gas Inc., and currently have such an alliance with Service Providers (the successor to Cooperative ConNEXTions, LLC) to market our X-traWeb products in the United States. We previously licensed low-cost spread spectrum technology for use in certain products sold by Panasonic (which agreement expired in September, 2000) and entered into a VAR Agreement with Motorola, Inc. to sell its MOSCAD Remote Terminal Units. We also believe that our agreements with KME (i.e., Panasonic), and Motorola, illustrate the manner in which we can “partner” with much larger, established companies to access mass markets for our proprietary wireless communications products and technology.

Our management has identified six primary competitors offering either telemetry-related products and services or web-enabled technologies:

•	Itron, a developer and manufacturer of automated meter reading solutions, including wired and wireless automated meter reading devices;

•	Schlumberger, a developer and manufacturer of automatic meter reading solutions, including wired and wireless automated meter reading devices;

•	Spyglass, Inc. which develops software and firmware, including web-enabling firmware for embedded microcontrollers;

•	emWare, a provider of distributed embedded device networking software that provides Internet connectivity for any device that scales from 8-bit microcontrollers to 32-bit microprocessors;

•	Connect One, a developer and manufacturer of Internet connectivity solutions that enable devices to connect to the Internet without requiring a PC; and

•	Phar Lap Software, Inc., a provider of realtime operating systems and software development tools for applications.

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

Employees

As of December 31, 2002 we had 21 employees. Of these employees, 2 were classified as executive, 5 as administrative personnel, 11 as engineering, and 3 as sales and marketing. Our employees do not belong to a collective bargaining unit, and we are not aware of any labor union organizing activity.

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

We presently have one United States patent covering our spread spectrum technology, one United States patent which covers technology relating to, among other technical matters, a method and apparatus for de-modulating “spread spectrum” wireless signals and one patent application covering a spectral diffusion spreading communication. We previously had filed three United States patent applications on various operating aspects of our X-traWebTM system, but these were abandoned because we were unable to obtain from individual inventors a required oath and declaration form, although such applications can be revived in the foreseeable future. We intend to obtain the necessary documentation from such inventors, although we cannot assure you that we will succeed in such attempt. In addition, we have a patent application pending relating to a system and method for data encoding, but such an international patent application of the same was not pursued. We previously owned two U.S. issued patents, but they were abandoned, although they can be revived on or before December 26, 2003 and January 10, 2004, respectively. At the present time, we have no other patents or patent applications pending in the United States or in foreign countries.

The spread spectrum de-modulation technology patent application was the subject of litigation in the State of Utah, Salt Lake County Court, in which a former joint venturer with us claimed, among other things, an ownership interest in the technology. We settled this lawsuit in November 1997. Under the settlement agreement, we agreed, among other things, to share co-ownership of the technology covered by the patent application with our former joint venture partner. “Spread spectrum” communication is a method of transmitting and receiving coded information that is resistant to interference due to the fact that the transmission is spread over a large band with. This method requires, however, that both the transmitter and the receiver have the same spreading code.

We also use confidentiality agreements with our customers and other parties to protect trade secrets and other proprietary data. We claim copyrights on the circuit boards and software used in our products. We cannot assure you that we protect sensitive information and prevent other persons from obtaining and using our technology or developing other technology which embodies our technology.

In cases where we do not have patents on our products, we cannot assure you that another company will not replicate one or more of our products. Furthermore, we cannot assure you that any patents we obtain will give us meaningful protection or provide us with any significant competitive advantages over competing products. Also, we cannot assure you that patent rights that we have or may obtain in the future will give us any competitive advantage or will not be challenged by other companies or individuals. Furthermore, we cannot assure you that other companies or individuals will not independently develop similar products, duplicate our products or design products around any of our patents.

We also presently hold a number of trademarks and/or services marks relating to our X-traWebTM product line and our radio product line. We intend to pursue registration of trademarks associated with our key products as they are developed and become available for general commercial use, and to protect our legal rights concerning the use of our trademarks. We intend to rely upon common law trademark rights to protect any unregistered trademarks, which do not provide us with the same level of protection afforded by a United States federal registration of a trademark. For example, unlike a registered trademark, common law trademark rights are limited to the geographic area in which the trademark is actually used.

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

ITEM 2.    PROPERTIES

As of December 31, 2002, our executive offices and principal administrative offices are located at 5670 Greenwood Plaza Boulevard, Greenwood Village, Colorado in approximately 10,441 square feet of space which is leased at a monthly cost of $18,594 for base rental and allocable common area maintenance charges. We also pay for certain utility expenses. The five-year lease for these premises expires on December 31, 2005. However, our landlord commenced a lawsuit to collect the unpaid rent thereon and for our eviction from our premises and obtained a judgment of eviction and for the amount of the unpaid rent. See “Legal Proceedings” in Item 3. As a result, we will be evicted from such premises on May 7, 2003 and are attempting to find suitable alternative premises.

In addition, we continue to operate our facility in Gonic, New Hampshire of approximately 5,000 square feet at a monthly rent of $2,400. Prior to November 30, 2001 we also maintained leased offices in Overland Park, Kansas of approximately 2,850 square feet at a monthly rent of $3,444 which we discontinued at such time.

We believe that our facilities in Gonic, New Hampshire are satisfactory for our present scale of operations there, but, if we are evicted from our current principal premises, we will seek suitable alternative office space, which we hope will be satisfactory for our operations to be conducted there.

We have obligations under various equipment leases which are not material.

ITEM 3.    LEGAL PROCEEDINGS

1. On February 20, 2001 the Pinnacle Fund L.P., Barry M. Kitt and Tom and Denise Hunse filed a lawsuit against us with respect to the purchase of a total of 230,000 shares of our common stock at $3.00 per share in a private placement transaction in February 2000. The plaintiffs sought rescission of the transaction and/or damages, including treble damages, which they allege arise out of our failure to file a registration statement on or before December 31, 2000. The lawsuit had been removed to the United States District Court for the District of Utah.

In December, 2001, the District Court in Utah approved the plaintiffs’ motion for leave to amend their pleadings to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director and a former officer, Kevin Childress) and to assert an additional cause of action against them for the underlying state law securities claim against the Company, and new causes of action against the Company for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer (which previously had been asserted against the Company initially).

The Company settled such lawsuit in December, 2002, without its admission of any wrongdoing or liability. Such settlement did not have any material adverse impact on the Company’s business or financial position.

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

We and BSA agreed to settle such claims by our payment of the sum of $54,710 in three unequal installments and our purchased of new software for the items in question. We expect such settlement agreement to be signed by BSA in the near future, although we cannot assure you of such result. If such settlement is achieved amicably, our liability thereunder will not have a material adverse effect on our business and financial condition. If such settlement is not achieved and the matter were litigated and we lost such litigation, such loss would have a material adverse effect on our business and financial condition.

3. Our landlord, WHPTRI Real Estate, L.P., filed a lawsuit against us in March 2003, in Arapahoe County, Colorado seeking to collect unpaid rent on our executive and administrative offices in Greenwood Village, Colorado of approximately $75,000 and to evict us from such premises. The court granted the plaintiff a judgment for the unpaid rent and for eviction in late April, 2003 which the landlord agreed to stay until May 7, 2003, at which point we would be evicted from our premises. If such eviction were to occur, we plan to relocate our offices to another nearby location, although no alternative space has been leased as of the date hereof.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our shareholders during the fourth quarter of 2002.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our shares of Common Stock are traded on the American Stock Exchange under the symbol “XWC”. The high and low per share price of the shares of our Common Stock and the dividends that were paid thereon for 2000 and 2001 were as follows:

	2001			2002
Quarter	High	Low	Dividend	High	Low	Dividend
1st	2.00	0.68	$0	0.88	0.18	$0
2nd	0.97	0.40	0	0.35	0.15	0
3rd	0.59	0.15	0	0.29	0.12	0
4th	0.88	0.25	0	0.19	0.11	0

At December 31, 2002 we had approximately 2,500 beneficial owners of our shares of Common Stock.

Dividend Policy

We have not paid any dividends on our shares of Common Stock to date and do not anticipate paying any dividends in the foreseeable future.

Sale of Securities

We made sales of shares of our securities during the fourth quarter of 2002, each of which is exempt from registration under the Act, as set forth below:

(a) As of October 3, 2002, we issued (i) a Senior Secured Note in the principal amount of $25,000 (described immediately below) and (ii) a warrant to purchase 12,500 shares of our Common Stock at an exercise price of $0.30 per share, expiring on October 2, 2007, to Lancer Offshore, Inc. an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(b) As of October 15, 2002, we issued (i) a Senior Secured Note in the principal amount of $125,000 (described immediately below) and (ii) a warrant to purchase 62,500 shares of our Common Stock at an exercise price of $0.30 per share, expiring on October 14, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(c) As of October 31, 2002, we issued (i) a Senior Secured Note in the principal amount of $100,000 (described immediately below) and (ii) a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on October 30, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(d) As of November 13, 2002, we issued (i) a Senior Secured Note in the principal amount of $50,000 (described immediately below) and (ii) a warrant to purchase 25,000 shares of our Common Stock at an exercise price of $0.30 per share, expiring on November 12, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(e) As of December 3, 2002, we issued (i) a Senior Secured Note in the principal amount of $75,000 (described immediately below) and (ii) a warrant to purchase 37,500 shares of our Common Stock at an exercise price of $0.30 per share, expiring on December 2, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(f) As of December 11, 2002, we issued (i) a Senior Secured Note in the principal amount of $75,000 (described immediately below) and (ii) a warrant to purchase 37,500 shares of our Common Stock at an exercise price of $0.30 per share, expiring on December 10, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

(g) As of December 24, 2002, we issued (i) a Senior Secured Note in the principal amount of $75,000 (described immediately below) and (ii) a warrant to purchase 37,500 shares of our Common Stock at an exercise price of $0.30 per share, expiring on December 23, 2007, to Lancer Offshore, Inc., an affiliate of our largest stockholder. We believe that Lancer Offshore, Inc. is an accredited investor within the meaning of Regulation D issued under the Act. We issued such securities in reliance upon Section 4(2) of the Act.

Senior Secured Indebtedness Financing

The Company modified its Senior Secured Convertible Notes during the quarter ended December 31, 2002, which had the general effect of increasing the equity amount needed for the mandatory conversion of such notes on January 9, 2003, the parties agreed to extend the due date thereof until July 1, 2003. A detailed description of such financing through February 6, 2003 is set forth below, including the additional six-month extension of the maturity date of the 2001 Notes until July 1, 2003. Also, a detailed description of the Restructuring Agreement is set forth in (p) below.

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

approved the terms of the August 7, 2001 financing (which it did). The Company issued an additional Note for the $350,000 loan.

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

(m)     December, 2002 Financing

Lancer Offshore, Inc. loaned the Company an additional $75,000 on each of December 3, 2002, December 11, 2002 and December 24, 2002 (bringing its total loan to the Company to $5,610,000 as of December 24, 2002). As a result, the Company issued three notes comprising part of the 2001 Notes and issued additional warrants to Lancer Offshore, Inc. to purchase 37,500, 37,500 and 37,500 shares of the Company’s Common Stock at a exercise price $0.30 per share, expiring on December 2, 2007, December 10, 2007 and December 23, 2007, respectively.

Furthermore, the parties agreed on December 3, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,660,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,660 ,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before December 31, 2002.

Also, the parties agreed on December 11, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,735,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,735,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before December 31, 2002.

Furthermore, the parties agreed on December 24, 2002 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,810,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,810,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before December 31, 2002.

(n)     January, 2003 Financing

Lancer Offshore, Inc. loaned the Company an additional $75,000 on each of January 9, 2003 and January 22, 2003 (bringing its total loan to the Company to $5,760,000 as of January 22, 2003). As a result, the Company issued two notes comprising part of the 2001 Notes and issued additional warrants to Lancer Offshore, Inc. to purchase 37,500 and 37,500 shares of the Company’s Common Stock at an exercise price $0.30 per share, expiring on January 8, 2008 and January 21, 2008, respectively.

Furthermore, the parties agreed on January 9, 2003 to amend the entire 2001 Note financing as follows:

(i) The maturity date of the entire principal amount of $ 6,885,000 comprising the 2001 Notes was extended from December 31, 2002 until July 1, 2003 (unless mandatorily converted into shares of our Common Stock prior to such date), without the payment of any cash or shares of our Common Stock for such extension; and

(ii) The entire principal amount of $6,885,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,885,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before July 1, 2003.

Also, the parties agreed on January 22, 2003 to amend the entire 2001 Note financing as follows:

The entire principal amount of $6,960,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $6,960,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before July 1, 2003.

(o)     February, 2003 Financing

Lancer Offshore, Inc. loaned the Company an additional $60,000 on February 6, 2003 (bringing its total loan to the Company to $5,820,000). As a result, the Company issued a note comprising part of the 2001 Notes and issued an additional warrant to

Lancer Offshore, Inc. to purchase 30,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, expiring on February 5, 2008.

Also, the parties agreed on February 6, 2003 to amend the entire 2002 Note as follows:

The entire principal amount of $7,020,000 comprising the 2001 Notes became mandatorily convertible into shares of our Common Stock at the rate of one share for each $0.05 of debt (A) upon our receipt of approval of our shareholders at a meeting of such conversion (which was given on March 15, 2002, up to then applicable ceiling amount of $5,000,000) and (B) upon our receipt of $7,020,000 in equity from sources other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and the Orbiter Fund Ltd., on or before July 1, 2003.

On and after October 1, 2001, on the date of the issuance of each of the additional notes comprising part of the 2001 Notes and the warrants to purchase shares of our Common Stock, the average of the high and low price of a share of the Company’s Common Stock was higher than the conversion rate of each Note in question, and, at times, was higher or lower than the exercise price of each Warrant.

(p)    Restructuring Agreement

We entered into the Restructuring Agreement with our two secured creditors, Lancer Offshore, Inc. and Lancer Partners L.P., who are affiliates of our largest stockholder, subject to the condition precedent that we receive an equity investment of at least $750,000. The key terms of such agreement are set forth below:

1. The Company would pay such creditors $1,400,000 for $2,400,000 principal amount of the 2001 Notes, which would result in the elimination of $1,000,000 of indebtedness and leave an outstanding principal amount of $4,620,000 (which, because of the change in (p) 5 below, would be convertible into a maximum of 9,240,000 shares of our Common Stock).

2. The Company would pay such creditors the sum of $100,000 in full payment of all interest accrued on the 2001 Notes to date (which is in excess of $1,375,000).

3. The maturity date of the 2001 Notes would be extended from July 1, 2003 until June 30, 2005.

4. The 2001 Notes would carry no further interest thereon in the future.

5. The 2001 Notes held by such creditors would become mandatorily convertible at the rate of one share for each $0.50 of debt, instead of the current rate of one share for each $0.05 of debt. Such mandatory conversion of the 2001 Notes would occur upon (i) the approval of such mandatory conversion by the Company’s shareholders at a meeting of shareholders (which was given up to the then applicable ceiling amount of $5,000,000 but not for any excess thereof), and (ii) the Company’s receipt of equity in an amount equal to the then outstanding principal balance of the 2001 Notes from persons other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before June 30, 2005 (instead of the current date of July 1, 2003).

6. Such creditors would surrender 5,000,000 shares of Common Stock for the prior extensions of the maturity date of the 2001 Notes.

7. Michael Lauer’s affiliates (i.e. Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd.) as the owners of the Company’s Common Stock, would agree to vote all of their shares of the Company’s Common Stock for the approval of the shares of Common Stock issuable upon the conversion of the Senior Preferred Stock issued pursuant to the offering of such stock being undertaken by thee Company.

As of the date hereof, we have not received the $750,000 equity investment required to implement the Restructuring Agreement. We are currently seeking such financing, although we cannot assure you that we will be able to obtain such investment.

(q)     American Stock Exchange Rules

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

ITEM 6.     SELECTED FINANCIAL AND OTHER DATA

The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. The financial data for the year ended December 31, 2002 includes our unaudited results only and have not been reviewed by our independent certified public accountants. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

	December 31,
	2002	2001	2000	1999	1998
Current Assets	$549,710	$827,432	$4,151,263	$1,960,930	$1,725,770
Net Equipment	214,616	369,453	575,475	192,252	1,038,645
Other Assets	13,131	489,987	243,149	425,032	1,372,175

Total Assets	$777,457	$1,686,872	$4,969,887	$2,578,214	$4,136,590

Current Liabilities	$9,539,611	$4,336,461	$944,499	$6,087,067	$5,053,628
Long-Term Liabilities	17,140	4,009	9,633	21,459	84,968
Mandatorily Redeemable Preferred Stock	—	—	—	950,000	—
Stockholders’ Deficit	(8,779,294	(2,653,598	(4,015,755	(4,480,312	(1,002,006)

Total Liabilities and Stockholders’ Deficit	$777,457	$1,686,872	$4,969,887	$2,578,214	$4,136,590

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
Sales	$735,124	$1,052,354	$1,714,833	$3,566,307	$4,309,691
Cost of Sales	341,272	890,984	1,213,427	3,331,925	3,751,607

Gross Profit (Loss)	393,852	161,370	501,406	234,382	558,084

Total Operating Expenses	4,923,920	7,028,751	5,787,161	9,563,963	11,554,560

Net Loss From Operations	(4,530,068)	(6,867,381)	(5,285,755)	(9,329,581)	(10,996,476)
Interest expense	(5,357,518)	(1,196,098)	(132,586)	(3,556,097)	(1,813,208)
Other income	41,004	16,807	648,537	26,662	343,625

Net Loss	(9,846,582)	(8,046,672)	(4,769,804)	(12,859,016)	(12,466,059)
Preferred Dividends	—	—	6,400	1,000,658	—

Net Loss Applicable to Common Shares	$(9,846,582)	(8,046,672)	(4,776,204)	(13,859,674)	$(12,466,059)

Basic and Diluted Loss Per Common Share	$(0.31)	(0.26)	(0.16)	(0.80)	$(1.11)

Weighted Average
Number of Common
Shares Used in Per
Share Calculation	31,456,873	31,362,497	29,507,160	17,308,258	11,189,603

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

RESULTS OF OPERATIONS

2002 to 2001

We incurred a net loss applicable to common shares of $9,846,582 for 2002, or a $0.31 loss per share compared to a net loss applicable to common shares of $8,046,672 or a $0.26 loss per share, for 2001. This represents an increased loss in 2002 of $1,799,910 or 22.4% increase in the loss from 2001. Loss from operations in 2002 was $4,530,068 compared to loss from operations of $6,867,381 in 2001, representing a decrease in loss from operations of 2,337,313 or 34.0%.

Revenues for 2002 decreased $317,230 or 30.1% compared to 2001, resulting from a decrease in royalty fees of $22,540, and a $245,372 decrease in revenue from the X-traWebTM product line. During 2002 and 2001, we derived our revenue as follows:

	Year Ended December 31
	2001	2001
X-traWeb™	$25,000	$270,372
Radio products	710,124	764,442
Corporate	—	17,540

Total Revenue	$735,124	$1,052,354

During 2002, we continued to implement our strategic plan to focus our efforts on the X-traWebTM product line. In 2002 our revenue derived from the X-traWebTM product line included $25,000, or 100%, from engineering design services related to proof-of-concept and similar development activities contracted by customers interested in custom applications of our internet communications products and services. In 2001, $105,768, or 39.1%, of our X-traWebTM revenue resulted from such engineering services. The overall decline in revenue from X-traWebTM products and services in 2002 compared to 2001 resulted primarily from the completion of two non-recurring customer contracts, and from our shift in July 2001 to the development and sale of products for the automated meter reading market, as discussed above in ITEM 1—”DESCRIPTION OF BUSINESS—Current Status.”

Our revenue from radio products, which totaled $710,124 for 2002, compared to $764,442 for 2001, declined slightly as the result of promotional pricing and a slight decrease in unit sales.

Corporate revenues consist primarily of royalties. Because the license agreement with our primary customer expired by its terms in September 2000, royalty income dropped sharply in 2001. In 2002 we received no royalty income.

Also during June 2000, we formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., which are designed to offer various services of X-traWeb products and to provide financing capability of sales of X-traWeb products or services, respectively, although neither entity derived any revenues as of December 31, 2002.

Our cost of sales for 2002 compared to 2001 declined to $341,272 from a total of $890,984 in 2001, or a reduction of $549,712 or 61.7%. The resulting gross profit was $393,852, or 53.6% of sales, for 2002 compared to $161,370, or 15.3%, for 2001. This represents an increase of 38.3% in gross profit margin percentage for the comparable periods. The increase in gross margin results primarily from a non-recurring $198,000 write-down in 2001 of our inventory from its original cost to its estimated fair value and the almost exclusive derivation of revenue from our radio product line, where we have historically realized significant margins.

Our research and development expenses increased to $666,428 from $425,720, or by $240,708, or 56.5%, for the comparable twelve month periods ended December 31, 2002 versus December 31, 2001. Such increase reflects primarily our investment in new radio technology, and the development of two-way communications and control technologies for our automated meter reading products. A substantial portion of our research and development costs continue to relate to the ongoing application development of the X-traWebTM technology in 2002.

Our total selling, general, and administrative expenses amounted to $4,257,492 for 2002 compared to $6,388,745 for 2001, a decrease of 33.4%. Selling and marketing expenses decreased by $545,700, or 43.5%, during 2002 versus 2001 reflecting a savings of $68,477 in employment expenses, $319,314 in advertising and consulting expenditures, and the elimination of $182,185 in selling and marketing expenses incurred at our X-traWeb offices in Italy during 2001. General and administrative expenses in 2002 decreased by $1,585,553, or 30.9%, over 2001, and resulted from (1) a decreased in employment expenses totaling $891,700, (2) a decrease in consulting and outside services expenses of $461,902, and (3) a decrease of $273,277 of expenses resulting from the closing of our subsidiarie, X-traWeb Europe S.p.A. These decreased expenses were partially offset by an increase in legal expenses of $250,187.

Interest income was $1,649 in 2002 compared to $30,306 in 2001, with the decrease directly attributable to decreased funds available for temporary investment. Interest expense increased to $5,357,518 during 2002 compared to $1,196,098 in 2001, due to the issuance of $3,600,000 and $3,210,000 principal amount of 2001 Notes to related parties in 2002 and 2001, respectively, and the related amortization of the discount attributable to warrants, deferred placement fees and debt modification expenses.

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

Also during June 2000, we formed two additional operating subsidiaries, X-traWeb Services Corp. and X-traWeb Financial Corp., which are designed to offer various services of X-traWebTM products and to provide financing capability of sales of X-traWeb products or services, respectively, although neither entity derived any revenues as of December 31, 2001.

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

Our total selling, general, and administrative expenses amounted to $6,388,745 for 2001 compared to $5,810,032 for 2000, an increase of 10.0%. Selling and marketing expenses decreased by $806,359, or 39.1%, during 2001 versus 2000 reflecting a savings of $297,200 in employment expenses and $380,500 in advertising and consulting expenditures. General and administrative expenses in 2001 increased by $1,385,072, or 40.2%, over 2000, and resulted from (1) a decreased reduction in compensation expense related to stock options accounted for as variable options totaling $534,239, (2) an increase in employment expenses of $797,562, or 64.8%, resulting primarily from the shift from research and development to applications engineering (3) an increase of $73,238, or 46.2%, in facilities rent, (4) an increase of $73,238,or 46.2%, in facilities rent, and (5) an increase of $191,228 and $122,221 of expenses resulting from the operations of our subsidiaries,

X-traWeb Europe S.p.A. and TWC Ltd, respectively. These increased expenses were partially offset by a decrease in corporate travel related expenses of $395,847.

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

Liquidity and Capital Resources

Our liquidity at December 31, 2002 consist of cash and cash equivalents of $14,896, which represents a decrease of $208,842 over our cash and cash equivalents as of December 31, 2001. We had a working capital deficit of $8,980,209 at the end of 2002 compared to working capital defect of $3,509,029 as of the end of 2001.

Our liquidity decreased significantly due to cash used in operating activities of $3,492,717, caused primarily by our net operating loss. We funded our negative cash flow in 2002 by consuming most of our cash and cash equivalents on hand at the beginning of the year and by borrowing $3,600,000 from related parties during 2002 as discussed below (these borrowings are a component of the working capital deficit).

During 2002, we received an additional $3,600,000 in loans from an affiliates of our largest stockholder, comprising part of the 2001 Notes, including $525,000 as loans from one such affiliate during the fourth quarter of 2002. These additional loans are also part of the 2001 Notes. We also issued detachable five-year warrants to purchase 1,800,000 shares of our Common Stock during 2002 as a result of these additional loans. For a further description of this financing see “Senior Secured Indebtedness Financing” under Item 5. Thus, as of December 31, 2002, we received a total of $6,810,000 in loans from such affiliates.

Based on our current cash position and our plans for 2003, we believe that additional capital will be required immediately. We received additional loans of $210,000 from an affiliate of our largest stockholder during January and February, 2003. Our agreement with Lancer Offshore, Inc. and Lancer Partners L.P. also allows for such loan to be increased above its current outstanding principal amount of $7,020,000, provided that both parties agree to do so, although we cannot assure you of such mutual agreement.

We previously obtained an oral financing commitment totaling $4,500,000 from a third party, to be provided as a six-month loan of $4,500,000 at a simple interest rate of 3% per annum, which management believes would be adequate to fund our operations for at least the next six months. However, the funding party has not provided the financing yet, and to date, no funds have been received thereunder. We are currently attempting to close such loan in whole or in part immediately, since we need our additional capital now. As a result of the foregoing events, we are currently exploring the availability of funding from other sources.

GOING CONCERN—The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have sustained recurring losses from operations, and have a working capital deficiency, a stockholders’ deficit and do not have the necessary funds to repay our debt, which is all due on July 1, 2003, or to continue our operations without an immediate infusion of funds. As operations have not generated sufficient amounts of cash, we have relied upon financing from affiliates of our largest shareholders to fund operations since May 2001. These affiliates have extended the due dates of the notes several times during 2001, once during 2002 and one during 2003 (although a further two-year extension until June 30, 2005 is subject to the condition that we receive at least $750,000 in equity (although it is possible that subordinated debt might satisfy such condition)). There is no guarantee that debt holders will continue to do so in the future. The timing of our attainment of profitable operations and sufficient additional financing cannot be determined at this time. Moreover, the monthly burn-rate limitation of $375,000 imposed on us under our secured financing hampers the conduct of business operations. We have suspended most business operations while we continue to seek additional funding. These uncertainties raise substantial doubt about our ability to continue as a going concern.

SUMMARY

During 2000 and 2001, we implemented our redirection efforts to focus on the growth of our X-traWebTM business segment and proprietary radio products. In 2000, we raised $13,646,000 in new equity capital, paid off substantially all outstanding debt, redeemed all mandatorily redeemable preferred stock outstanding, and relocated our corporate headquarters to the Denver, Colorado area. Also, we realized revenues from the sales of our X-traWeb products for the first time during 2000 and signed various marketing alliance agreements during the year.

During 2002, we continued to focus on our sales of X-traWebTM products and services but did not realize revenues at the level that we expected or needed. As a result of the slower receipt of revenues from the sale of our X-traWebTM products, we decided in February, 2003 to continue to focus our activities principally on the sale of such products in the automatic meter reading and facilities management fields, but also to increase our sales of our proprietary radio products. In addition we plan to market our X-traWebTM products in the areas of (i) vending machines, (ii) security systems and (iii) food services equipment in the future. We also decided to reduce the number of our employees, particularly in the engineering and administrative areas. Thus, as of December 2002, we had a total of 21 employees, a reduction of 8 from the total of 29 employees we had as of December 31, 2001, and had a further significant reduction in all areas in March, 2003.

While we believe that (i) a number of our pending proposals for projects or products will be accepted in whole or in part, (ii) we will develop additional sources of sales in the United States and other countries and (iii) will derive substantial revenues therefrom in 2003 and thereafter, we cannot assure you that any such sales will be made or the amount thereof, although we anticipate that the sale of our propriety radio products will constitute the bulk of our sales in 2003 and that X-traWebTM product sales will constitute the bulk of our revenues thereafter, but we cannot assure you as to the amount of such sales or when such sales will occur. We do not expect the sales of our antenna products to contribute materially to our consolidated net income in the foreseeable future.

In summary, we are fully aware that anticipated revenue increases from sales of our X-traWebTM products and our proprietary radios are by no means assured, and that our requirements for capital are substantial and immediate. If significant revenues with adequate margins are not generated and/or the additional financing is not obtained, we have a contingency plan to further reduce overhead and other operating costs so as to remain a going concern through July 1, 2003, the due date of our secured notes payable. These contingency plans, however, would require additional reductions in product development and marketing costs, which could impact the timing and ultimate amount of future revenues. Moreover, by virtue of the factors listed under “Going Concern” immediately above, our ability to continue as a going concern is dependent on continued support from our lenders unless the contemplated additional financing is obtained or alternate capital sources are found.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Management anticipates that the adoption of SFAS 146 will not have a material impact on the Company’s financial statements.

Statement Regarding Forward-Looking Disclosure

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including, without limitation, (i) those associated with our ability to obtain financing for our current and future operations, to manufacture (or arrange for the manufacturing of) our products, to market and sell our products, and our ability to establish and maintain our sales of X-traWeb™ products, (ii) general economic conditions and (iii) technological developments by us, our competitors and others. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report, including, without limitation, in connection with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements, Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors at December 31, 2002 were as follows:

Name	Age	Position
David D. Singer	53	Chairman of the Board of Directors, President, Chief Executive Officer and a Director

Charles Taylor	53	Director

Malcolm P. Thomas	52	Director

M. Robert Carr	59	Director

Richard L. Stoneburner	55	Director

Robert W. Hathaway	35	Vice President of Finance and Chief Financial Officer

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

M. Robert Carr—Mr. Carr was elected one our Directors on April 26, 2000 and was elected as a member of our Audit Committee on such date. During the period from 1995 to the present, Mr. Carr has been engaged in business as an attorney and a management and policy consultant based in Washington, D.C. Previously Mr. Carr served as a United States Congressman from the State of Michigan during the period from 1975 to 1981 and 1983 to 1995. There he served as Chairman of the House Transportation Appropriation Subcommittee. He also served on the House Armed Services, Judiciary and Interior and Insular Affairs Committees.

Richard L. Stoneburner—Mr. Stoneburner was appointed one of our Directors on August 6, 2002. Mr. Stoneburner currently serves as the Executive Vice President of Marketing and Business Development for Intermarket Global, LLC. During the period from August 1, 1998 to June 30, 2002, Mr. Stoneburner served as the Chief Executive Officer and General Manager of Co-operative ConNEXTions, LLC. Prior thereto, Mr. Stoneburner served in various leadership positions in the energy and pharmaceutical industries, including as Vice President of Energy Partners Relations and Energy One LLC and Vice President and General Manager of Utilcorp Energy Solutions, the non-regulated retail marketing subsidiary of Ulticorp United, Inc.

Robert W. Hathaway—Mr. Hathaway joined us on September 19, 2000 and was appointed our Vice President of Finance and Chief Financial Officer on February 23, 2001. During the period from April, 2000 to August, 2000, he was the Controller for USA Capital LLC, a lease finance and servicing organization. Prior thereto from March, 1998 to March, 2000, Mr. Hathaway served as the Vice President and Controller of Universal Lending Corporation, where he designed and implemented accounting practices and procedures. During the period from November, 1995 to June, 1997 he served as accountant, and became a Vice President and Controller From July, 1997 to January 1998, at National Mortgage Corporation where he designed and implemented accounting practices and procedures.

ITEM 11.    EXECUTIVE COMPENSATION

The table below sets forth information concerning compensation paid in 2002, 2001 and 2000 to David D. Singer, our Chairman, President and Chief Executive Officer, and Robert W. Hathaway, our Vice President of Finance and Chief Financial Officer. Except as set forth in the table, none of our executive officers received compensation of $100,000 or more in 2002.

Summary Compensation Table

Name and Principal Position		Annual Compensation			Long-Term Compensation
					Awards		Payouts
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Options /SARs(#)	LTIP Payouts ($)	All Other Compensation
David D. Singer(1)(2) President	2002 2001 2000	280,752 217,678 205,571	— — —	22,583 22,500 —	15,625 — —	162,500 — —	— — —	— — —

Robert W. Hathaway(3) Vice President of Finance	2002 2001 2000	125,000 118,028 —	— — —	3,728 — —	18,750 — —	15,000 15,000 —	— — —	— — —

(1)	Mr. Singer resigned as an officer and director of the Company and its subsidiary, X-traWeb, Inc. on May 1, 2003 for personal reasons.

(2)	Mr. Singer received compensation reportable as “Other Annual Compensation” which exceeded 10% of his respective salary in 2002 and 2001, in the amount of $22,583 and $22,500 respectively representing the fair value of automobiles provided by the Company for Mr. Singer’s personal use.

(3)	Mr. Hathaway did not receive compensation reportable as “Other Annual Compensation which exceeded 10% of their respective salary in 2002.

The following table sets forth certain information regarding options owned by Messrs. Singer, Hathaway and Kramer at December 31, 2002:

Aggregated Option Exercises in Last Fiscal Year and Options Values

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Options and Underlying Securities At Year-End				Value of In The Money Options\SARs At Fiscal Year-End ($)
			Unexercisable		Exercisable		Unexercisable	Exercisable
David D. Singer	—	—	230,000	(1)	332,500	(2)	$—	—
Robert W. Hathaway	—	—	13,950	(3)	19,300	(4)	—	—

For the purpose of computing the value of “in-the-money” options at December 31, 2002 in the above table, the fair market value of a share of our Common Stock at December 31, 2002 is deemed to be $0.14 per share, which was the average of the high and low prices of such shares on the American Stock Exchange on such date.

(1)	The stock options are exercisable as follows: 80,000 shares on November 11, 2003, 30,000 shares on April 15, 2003, 30,000 shares on April 15, 2004, 30,000 shares on April 15, 2005, 30,000 shares on April 15, 2006, and 30,000 shares on April 15, 2007.
(2)	Options to purchase 12,500 shares were exercisable as of June 4, 2002 and an additional 320,000 shares were exercisable as of December 31, 2002.
(3)	One stock option is exercisable as follows: 650 shares on October 16, 2003, 650 shares on October 16, 2004, and 650 shares on October 16, 2005. In addition, another stock option is exercisable as follows: 3,000 on July 27, 2003, 3,000 on July 27, 2004, 3,000 shares on July 27, 2005 and 3,000 on July 27, 2006.
(4)	Options to purchase 15,000 shares were exercisable as of June 4, 2002, and an additional 1,300 were exercisable as of December 31, 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Set forth below is information as of December 31, 2002 pertaining to ownership of the Company’s Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to us who own more than 5% of our shares of Common Stock:

Name and Address of Beneficial Owner	Number of Shares(1)		Percent of Class(2)
Michael Lauer 375 Park Avenue Suite 2006 New York, NY 10022	9,795,853	(3)(4)	28.8

Lancer Offshore Inc. 375 Park Avenue Suite 2006 New York, NY 10022	6,780,662	(3)	20.3

Lancer Partners, LP 375 Park Avenue Suite 2006 New York, NY 10022	2,905,650	(3)	8.5

Orbiter Fund Ltd. 375 Park Avenue Suite 2006 New York, NY 10022	109,600	(3)	*

Ferruccio Commetto c/o RUSP Holdings S.A. C.So. Dante, Turin, Italy	3,500,000	(5)(6)	11.2

RUSP Holdings S.A. C.So. Dante, Turin, Italy	2,500,000	(5)	8.0

Elkron International S.p.A. Via Carducci Turin, Italy	650,000	(5)	2.1

Tanalux S.A. 5 Rue Emil Bian L-1235 Luxembourg	350,000	(5)	1.1

Capital Research Ltd. 10 Ebony Glade Laguna Niguel, California 92677	2,675,324	(7)	8.0

* Less than one percent.

(1)	Unless otherwise indicated, this column reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 2002.

(2)	In computing the percentage of shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 2002 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.

(3)	Of these shares, none is owned of record or by Michael Lauer in street name; 4,880,662 are held directly and of record by Lancer Offshore, Inc. plus warrants to purchase 1,900,000 shares of the Company’s Common Stock issued as of December 31, 2002 (but excludes the additional warrants to purchase 905,000 shares of the Company’s Common Stock as of such date and the additional warrants to purchase 105,000 shares of such stock as of February 6, 2003); 2,305,650 are held directly and of record by Lancer Partners, L.P. plus warrants to purchase 600,000 shares of the Common Stock issued as of December 31, 2002; and 109,541 are held directly and of record by The Orbiter Fund Ltd. Mr. Lauer is believed to control the voting and disposition of these shares by virtue of being the investment manager for these entities. He is also the general partner of Lancer Partners L.P These amounts exclude all of the 133,200,000 shares of our Common Stock issuable as of December 31, 2002 pursuant to the potential mandatory conversion of the 2001 Notes, but include the detachable warrants to purchase only a total of 2,500,000 shares of our Common Stock (since shareholder approval is required for exercise of the warrants to purchase shares of our Common Stock in excess of 2,500,000 shares of our common Stock.)

If Lancer Offshore Inc. and Lancer Partners L.P. (i) loan the Company a total sum of $7,020,000, (ii) the stockholders approve the mandatory conversion of the 2001 Notes (which they did on March 15, 2002 up to the then applicable ceiling amount of $5,000,000 but not any excess thereof) and (iii) if the Company receives $7,020,000 in equity from sources other than Michael Lauer and his affiliates, including Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. on or before July 1, 2003, such parties would acquire, in the aggregate, an additional 140,400,000 (as of February 6, 2003) shares of the Company’s Common Stock in addition to their current holdings of 7,186,312 shares as a result of and upon such mandatory conversion, based upon the conversion rate of one share for each $0.05 of debt. Since Lancer Offshore, Inc. and Lancer Partners L.P. loaned the Company a total of $7,020,000, such parties would also be entitled, in the aggregate, to receive warrants to purchase 3,510,000 shares of the Company’s Common Stock, although such parties could not exercise the warrants without prior stockholder approval (which was received on March 15, 2002 up to then applicable ceiling amount of 2,500,000 shares of our Common Stock but not any excess thereof). If such parties exercise all of the warrants at the exercise price of $0.30 per share, such parties would acquire, in the aggregate, an additional 3,510,000 shares of the Company’s Common Stock. Moreover, as a result of the four-month extension of the maturity date of the 2001 Notes until June 30, 2002 and the further two three-month extensions until September 30, 2002 and December 31, 2002, respectively, such parties would be entitled to receive an additional 17,800,000 shares of the Company’s Common Stock (which was approved by our stockholders up to a ceiling amount of 12,500,000 shares) of our Common Stock.

In the case of the $7,020,000 loan analysis stated above, such acquisitions (including the assumed exercise of the above-described warrants) would increase the ownership of the group consisting of Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. of the shares of the Company’s Common Stock from 28.8% to 87.7% (excluding the potential issuance of any additional shares of the Company’s Common Stock) or from 28.8% to 37.7% (assuming the (i) issuance of 30,000,000 shares of the Company’s Common Stock upon the conversion of our shares of Senior Preferred Stock if such issuance is approved by the Company’s stockholders, (ii) the Company sells 30 units of its Senior Preferred Stock pursuant to its current offering thereof to raise up to $4,500,000 in additional equity and (iii) the Company applies $1,400,000 therefrom to the reduction of $2,400,000 in principal amount of the 2001 Notes (which would then reduce the principal amount from $7,020,000 to $4,620,000) and $100,000 therefrom to the elimination of all outstanding interest thereon).

Under the $7,020,000 loan scenario described above, such increase in ownership by the group consisting of Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. Would, in either such case, give such group the most significant influence in the election of all of the members of the Board of Directors of the Company and control of all major corporate decisions involving the vote of stockholders of the Company.

In the alternative, if the Company sells 30 units of its Senior Secured Preferred Stock pursuant to its current offering thereof and applies $1,500,000 to the reduction of our senior secured indebtedness with the two affiliates of our largest stockholder pursuant to the Restructuring Agreement, the influence of the group consisting of Michael Lauer, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd. would potentially be reduced, but nevertheless the Company believes that such group might still retain the most significant influence in all major corporate decisions, depending upon the number of person or persons who purchase the Senior Preferred Stock and whether they act in concert.

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

(c) Set forth below is information as of December 31, 2002 pertaining to ownership of our shares of Common Stock by all of our directors and executive officers:

(i) Name and Address of Beneficial Owner	Number of Shares(1)		Percent of Class(2)
David D. Singer, President, Chief Executive Officer and Director World Wireless Communications, Inc. 5670 Greenwood Plaza Boulevard Suite 340 Greenwood Village, Colorado 80111	570,000	(3)	1.8

Charles Taylor World Wireless Communications, Inc 5670 Greenwood Plaza Boulevard Suite 340 Greenwood Village, Colorado 80111	77,500	(4)	*

Malcolm P. Thomas Building Technology Engineers 1560 Brookhollow Drive Suite 220 Santa Ana, CA 92705	79,500	(5)	*

M. Robert Carr 815 Connecticut Avenue, N.W. Washington D.C. 20006	78,500	(6)	*

Richard L. Stoneburner 5670 Greenwood Plaza Boulevard Suite 340 Greenwood Village, Colorado 80111	69,222	(7)

Robert W. Hathaway World Wireless Communications, Inc. 5670 Greenwwod Plaza Boulevard Suite 340 Greenwood Village, Colorado 80111	20,100	(8)	*

(ii) All Directors and Executive Officers as a Group	895,322		2.8

(1)	Unless otherwise indicated, this column reflects shares owned beneficially and of record and as to which the named party has sole voting power and sole investment power. This column also includes shares issuable upon the exercise of options or similar rights which are exercisable within 60 days after December 31, 2002.
(2)	In computing the percentage of shares beneficially owned by any person, shares which the person has the right to acquire upon the exercise of options or other rights held by such person within 60 days after December 31, 2002 are deemed outstanding. Such shares are not deemed to be outstanding in computing the percentage ownership of any other person.
(3)	Includes 332,500 shares issuable upon presently exercisable and fully vested option granted under our 1998 stock option plan, respectively, but excludes 237,500 shares which he transferred to his wife in 1999 as part of a divorce settlement.
(4)	Includes 15,000 shares issuable upon the exercise of options granted in November, 1999, in recognition of services as a director and 62,500 shares issuable pursuant to the Outside Directors’ Compensation Plan approved in July 2002.
(5)	Includes 15,000 shares issuable upon the exercise of options granted in November 1999, in recognition of services as a director, and 62,500 shares issuable pursuant to the Outside Directors’ Compensation Plan approved in July 2002.
(6)	Includes 6,000 shares issuable upon the exercise of options granted in November 2000, in recognition of services as a director and 62,500 shares issuable pursuant to the Outside Directors’ Compensation Plan approved in July 2002.
(7)	Includes 52,222 shares issuable pursuant to the Outside Directors’ Compensation Plan approved in July 2002.
(8)	Includes 1,300 shares issuable upon the exercise of options granted in October, 2000 in recognition of services, 3,000 shares issuable upon exercise of options granted in July, 2001, and 15,000 shares issuable upon exercise of options granted in June, 2002 in recognition of services.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s Acting Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14). Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

WORLD WIRELESS COMMUNICATIONS, INC.

(Registrant)

By:	/S/ ROBERT W. HATHAWAY
Robert W. Hathaway Acting Chief Executive Officer

Dated: May 5, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ M. ROBERT CARR M. Robert Carr	Director	May 5, 2003

/S/ CHARLES TAYLOR Charles Taylor	Director	May 5, 2003

/S/ MALCOLM P. THOMAS Malcolm P. Thomas	Director	May 5, 2003

/S/ RICHARD L. STONEBURNER Richard L. Stoneburner	Director	May 5, 2003

/S/ ROBERT W. HATHAWAY Robert Hathaway	Acting Chief Executive Officer and Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 5, 2003

CERTIFICATION

I, Robert W. Hathaway, the Acting Chief Executive Officer and the Chief Financial Officer of World Wireless Communications, Inc. (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

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

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

Robert W. Hathaway

Acting Chief Executive Officer and

Vice President of Finance and

Chief Financial Officer

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To be incorporated by amendment

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(unaudited)
ASSETS
Current Assets
Cash	$14,896	$223,738
Investment in securities available for sale	375	688
Trade receivables, net of allowance for doubtful accounts	64,863	68,002
Other receivables	18,417	19,502
Inventory	411,625	445,976
Prepaid expenses	39,534	69,526
Total Current Assets	549,710	827,432
Equipment, net of accumulated depreciation	214,616	369,453
Deferred debt placement fees	—	477,650
Other assets	13,131	12,337

Total Assets	$777,457	$1,686,872

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$990,357	$671,051
Accounts payable—related parties	182,496	75,647
Accrued liabilities	527,831	281,578
Accrued interest	989,235	174,892
Deferred revenue	30,000	30,000
Notes payable—related party	6,810,000	3,098,216
Obligations under capital lease—current portion	9,693	5,076

Total Current Liabilities	9,529,919	4,336,461

Long-Term Obligations Under Capital Lease	17,140	4,009

Commitments and Contingencies	—	—

Mandatorily Redeemable 10% Preferred Stock—$0.001 par value; 1,000 and 0 shares authorized; 0 shares issued and outstanding	—	—

Stockholders’ Equity (Deficit)
Common stock payable	3,304,456	—
Common stock—$0.001 par value; 50,000,000 shares authorized; issued and outstanding:
31,459,945 shares in 2002 and 31,447,087 shares in 2001	31,459	31,447
Additional paid-in capital	48,439,913	48,023,183
Accumulated deficit	(60,547,401)	(50,700,819)
Accumulated other comprehensive loss	(7,722)	(7,409)

Total Stockholders’ Deficit	(8,779,295)	(2,653,598)

Total Liabilities and Stockholders’ Deficit	$777,457	$1,686,872

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(unaudited)
Revenues:
Services	$25,000	$107,888	$360,388
Royalties	—	22,540	457,194
Product sales	710,124	921,926	897,251

Total revenues	735,124	1,052,354	1,714,833
Cost of Sales:
Services	35,232	192,547	460,005
Products	306,040	500,437	753,422
Inventory write-down	—	198,000	—

Total cost of sales	341,272	890,984	1,213,427

Gross profit	393,852	161,370	501,406
Operating Expenses:
Research and development	666,428	425,720	1,483,365
Sales and marketing	709,918	1,255,618	2,061,977
General and administrative	3,547,574	5,133,127	3,748,055
Manufacturing activity exit costs	—	—	(1,677,668)
Amortization of goodwill	—	214,286	171,432

Total operating expenses	4,923,920	7,028,751	5,787,161

Loss from operations	(4,530,068)	(6,867,381)	(5,285,755)
Other income (expense)
Interest expense	(5,357,518)	(1,196,098)	(132,586)
Other income	41,004	16,807	648,537

Net loss	(9,846,582	(8,046,672)	(4,769,804)
Preferred dividends	—	—	6,400

Loss applicable to common shares	$(9,846,582)	$(8,046,672)	$(4,776,204)

Basic and diluted loss per common share	$(0.31)	$(0.26)	$(0.16)

Weighted average number of common shares used in per share calculation	31,456,873	31,362,497	29,507,160

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Unearned Compensation And Shareholder Receivable	Accumulated Deficit	Common Stock Payable-Related Parties	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
Balance—December 31, 1999	21,250,016	$21,250	$33,394,207	$(66,829)	$(37,884,343)	$—	$55,403	$(4,480,312)
Comprehensive Loss:
Net loss	—	—	—	—	(4,769,804	—	—	(4,769,804)
Decrease in unrealized gain on securities	—	—	—	—	—	—	(102,236)	(102,236)
Adjustment from foreign currency translation	—	—	—	—	—	—	(9,931)	(9,931)

Comprehensive Loss for the Year								(4,881,971)

Compensation adjustment relating to stock options	—	—	(382,364)	—	—	—	—	(382,364)
Shares issued for cash, net of placement fees of $1,512,782	4,548,667	4,549	12,128,669	—	—	—	—	12,133,218
Exercise of warrants	5,393,690	5,394	1,343,029	—	—	—	—	1,348,423
Cashless exercise of stock options	16,474	16	23,016	—	—	—	—	23,032
Shares issued for consulting services	60,000	60	195,240					195,300
Preferred dividends	—	—	(6,400)	—		—	—	(6,400)
Write-off of receivable	—	—	—	66,829	—	—	—	66,829

Balance—December 31, 2000	31,268,847	$31,269	$46,695,397	$—	$(42,654,147)	$—	$(56,764)	$4,015,755
Comprehensive Loss:
Net loss	—	—	—	—	(8,046,672)	—	—	(8,046,672)
Decrease in unrealized loss on securities	—	—	—	—	—	—	39,424	39,424
Adjustment from foreign currency translation	—	—	—	—	—	—	9,931	9,931

Comprehensive Loss								(7,997,317)

Compensation adjustment relating to stock options	—	—	(28,243)	—	—	—	—	(28,243)
Exercise of warrants for cash	157,044	157	39,104	—	—	—	—	39,261

Exercise of options for cash	13,334	13	17,454	—	—	—	—	17,467
Stock issued for consulting services	7,862	8	11,992	—	—	—	—	12,000
Options granted for consulting services	—	—	9,025	—	—	—	—	9,025
Debt discount from warrants issued	—	—	556,454	—	—	—	—	556,454
Debt placement fee paid in stock warrants	—	—	722,000	—	—	—	—	722,000

Balance—December 31, 2001	31,447,087	$31,447	$48,023,183	$—	$(50,700,819)	$—	$(7,409)	$(2,653,598)
Comprehensive Loss:
Net loss	—	—	—	—	(9,846,582)	—	—	(9,846,582)
Decrease in unrealized loss on securities	—	—	—	—	—	—	(313)	(313)
Comprehensive Loss	—	—	—	—				(9,846,895)
Stock issued for consulting services	12,858	12	11,237	—	—		—	11,249
Stock payable for debt modification						3,238,900
Stock payable to directors						34,150
Stock payable to employees						31,406
Debt discount from warrants issued	—	—	405,493	—	—		—	405,493
Balance—December 31, 2001	31,459,945	$31,459	$48,439,913	$—	$(60,547,401)	$3,304,456	$(7,722)	$(8,779,295)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(9,846,582)	$(8,046,672)	$(4,769,804)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of goodwill	—	214,286	171,432
Impairment of goodwill and patent	—	—	—
Depreciation and amortization	196,209	237,006	127,813
Manufacturing activity exit costs	—	—	(1,677,668)
Impairment of inventory	—	198,000	—
Amortization of debt discount	517,277	444,670	—
Debt extension charge—related party	3,238,900	—	—
Amortization of deferred debt placement fees	770,150	565,350	—
Stock issued for services	11,250	12,000	195,300
Compensation adjustments relating to stock and stock options	65,556	(19,218)	(359,331)
Realized (gain) loss on marketable securities	—	26,762	(7,007)
Loss on disposal of assets	—	11,982	—
Write-off of receivable from shareholder	—	—	66,829
Provision for doubtful accounts receivable	(6,900)	110,276	124,397
Changes in operating assets and liabilities:
Accounts receivable	11,124	206,783	194,978
Inventory	34,351	(85,900)	(356,261)
Accounts payable	426,154	229,000	(6,760)
Accrued liabilities	1,060,595	65,222	(62,129)
Deferred revenue	—	30,000	—
Other	29,199	18,890	(50,516)

Net Cash and Cash Equivalents Used By Operating Activities	(3,492,717)	(5,781,563)	(6,408,727)

Cash Flows From Investing Activities
Payments for the purchase of property and equipment	(42,018)	(61,188)	(526,265)
Proceeds from sale of business assets and property	645	2,045	94,875
Proceeds from sale of marketable securities	—	31,083	16,065

Net Cash and Cash Equivalents Used By Investing Activities	(41,373)	(28,060)	(415,325)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	—	12,133,218
Proceeds from borrowings, net of discount	3,738,331	3,275,600	—
Deferred placement fees	(292,500)	(321,000)	—
Proceeds from issuance of mandatorily
Redemption of preferred stock	—	—	(950,000)
Payment of preferred dividends	—	—	(57,378)
Proceeds from exercise of warrants	—	39,261	401,220
Proceeds from exercise of options	—	17,467	—
Principal payments on obligation under capital lease	(8,083)	(19,922)	(111,678)
Principal payments on notes payable	(112,500)	(65,600)	(2,377,624)

Net Cash and Cash Equivalents Provided By Financing Activities	3,325,248	2,925,806	9,037,758

Effect of Exchange Rate on Cash and Cash Equivalents	—	9,931	(9,931)

Net Increase (Decrease) In Cash and Cash Equivalents	(208,842)	(2,873,886)	2,203,775
Cash and Cash Equivalents—Beginning of Year	223,738	3,097,624	893,849

Cash and Cash Equivalents—End of Year	$14,896	$223,738	$3,097,624

Supplemental cash flow information and non-cash investing and financing activities — see Note 8

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATUS OF INDEPENDENT AUDITORS—The financial statements presented have not been audited by the Company’s independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such audits, as established by generally accepted auditing standards. Accordingly, the Company’s independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with, such financial statements.

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

Since November 1997, the Company has operated its subsidiary TWC Ltd. doing business as Austin Antenna for the manufacture and sale of its antenna products.

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

CONCENTRATION OF RISK AND SEGMENT INFORMATION—The Company operates solely in the electronics industry and has assets solely within the United States. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. The Company operates in two reportable business segments, X-traWebTM products and radio products (see Note 12).

FINANCIAL INSTRUMENTS—The Company has, from time to time, a concentration of risk from cash in banks in excess of insured limits. The amounts reported as cash, investments in securities available-for-sale, and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

TRADE ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS—Sales to significant customers are defined as sales to any one customer which exceeded 10% of total sales in any of the three reporting years. Sales to significant customers represented 40%, 13%, and 56% of total net revenue for the years ended December 31, 2002, 2001, and 2000, respectively. Sales to the four significant customers during each of the years presented were as follows: Customer “A”—$0, $0, and $724,083, respectively; Customer “B”—$132,807, $0, and $0, respectively; Customer “C”—$0, $135,607 and $240,915, respectively, and Customer “D” —$163,826, $0, and $0, respectively. Sales to significant customers subject the Company to the risk that the Company may not be able to continue the current level of sales if there were a loss of a significant customer.

At December 31, 2002 and 2001, an allowance for doubtful accounts of 15,477 and $22,377, respectively, was provided against trade and other receivables. The Company recorded no charge offs for the year ended December 31, 2002. For the years ended December 31, 2002, 2001 and 2000 provisions for doubtful accounts charged to expense totaled $(6,900),

$110,276, and $124,397 respectively. Trade receivables and the allowance for doubtful accounts are reviewed periodically and adjusted, accordingly. The Company generally does not require collateral from its customers with respect to trade receivables.

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

INVESTMENTS—At December 31, 2002, investment in securities consisted of common stock of customers classified as available-for-sale and carried at fair value of $375, compared to $688 at December 31, 2001. The cost of the securities was $8,097. The unrealized loss as of December 31, 2002 was $7,722 which is shown as a separate component of stockholders’ equity. The change in net unrealized gains on securities during 2002 was a decrease in the holding loss of $313. The changes in net unrealized gains on the securities during the years ended December 31, 2001 and 2000 was $(39,424) and $(102,236) respectively.

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

INCOME TAXES—Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, and for net operating loss carry forwards. To the extent realization is not likely, valuation allowances are provided for deferred tax assets.

LOSS PER SHARE—Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. For all years presented, diluted loss per share is the same as basic loss per share because the inclusion of 7,463,062, 5,407,475, and 2,474,729 potentially issuable common shares at December 31, 2002, 2001 and 2000, respectively, would have decreased the loss per share and have been excluded from the calculation.

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

Effective January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of December 31, 2002, the Company had no unamortized goodwill. The implementation of SFAS No. 142 will not have a material adverse effect on its future results of operations.

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Management anticipates that the adoption of SFAS 143 will not have a material impact on the Company’s financial statements.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have any impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Management anticipates that the adoption of SFAS 146 will not have a material impact on the Company’s financial statements.

RECLASSIFICATIONS—Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders’ deficit and does not have the necessary funds or operating cash flow to repay its debt, which is all due on July 1, 2003. The Company’s liquidity at December 31, 2002 consisted of cash and cash equivalents of $14,896, and as of that date, the Company had a working capital deficit of $8,980,209. As operations have not generated sufficient amounts of cash, the Company has relied upon financing from affiliates of the Company’s largest shareholder, Lancer Offshore, Inc. and Lancer Partners L.P. to fund recent operations. These affiliates have extended the due dates of the notes several times during 2001, once during 2002 and one during 2003 (although a further two-year extension until June 30, 2005 is subject to the condition that we receive at least $750,000 in equity (or possibly subordinated debt)). There is no guarantee that debt holders will continue to do so in the future. The timing of the Company’s attainment of profitable operations and sufficient additional financing cannot be determined at this time. The Company has suspended most business operations while it continues to seek additional funding. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current cash position and plans for 2003, management believes that additional capital will be required immediately. The Company recently received additional loans of $210,000 from affiliates of its largest stockholder during the first quarter of 2003, which management believes is inadequate to fund operations. As the result of the foregoing events and since the current $7,020,000 loan from the affiliates matures on July 1, 2003, the Company is currently seeking funding from other sources.

The Company has obtained an oral financing commitment totaling $4,500,000 from a third party, to be provided as a six-month loan of $4,500,000 at a simple interest rate of 3% per annum, which management believes would be adequate to fund operations for at least the next six months. However, the funding party has not provided the financing yet, and to date, no funds have been received thereunder. The Company is currently attempting to close such loan in whole or in part immediately, since we need additional capital now. As a result of the foregoing events, we are currently exploring the availability of funding from other sources.

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

NOTE 4—INVENTORY

Inventory consisted of the following:

	December 31,
	2002	2001
Materials	$124,065	$148,957
Work in process	24,276	23,255
Finished goods	263,284	273,764

Total	$411,625	$445,976

NOTE 5—EQUIPMENT

Equipment consisted of the following:

	December 31,
	2002	2001
Computer equipment	$517,116	$644,675
Lab & test equipment	133,342	22,920
Office furniture	300,014	300,114
Software	81,570	54,505
Leasehold improvements	20,078	19,961

Total	1,052,120	1,042,175
Accumulated depreciation	(837,504)	(672,722)

Net Equipment	$214,616	$369,453

During 2001, the Company removed $534,788 in assets and accumulated depreciation related to the retirement and disposal of various assets.

NOTE 6—NOTES PAYABLE

Notes payable, before unamortized discount are as follow:

	December 31,
	2002	2001
15% senior secured notes payable; mandatorily convertible into common stock at $0.05 per share; due July 1, 2003, secured by substantially all assets	$6,810,000	3,210,000

Total Notes Payable	$6,810,000	3,210,000

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

The maturity date of the entire principal amount of $3,210,000 comprising the 2001 Notes was extended until February 28, 2002 (unless mandatorily converted into shares of the Company’s Common Stock prior to such date)

The Company agreed to give the lender full anti-dilution protection in the event the Company sold shares of its Common Stock at a price less than $0.05 per share during the one-year period commencing on November 14, 2001;

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

During 2002 the Company received additional loans of $3,600,000 from affiliates of its largest stockholder, bringing the total amount of the 2001 Notes to $6,810,000. The Company issued warrants to purchase an additional 1,800,000 shares of the Company’s common stock in connection with the loans. At a special shareholders’ meeting held on March 15, 2002, the shareholders of the Company approved the mandatory conversion of the 2001 Notes up to the then applicable ceiling amount of $5,000,000 into shares of Common Stock, although the terms of the Notes now require the Company to raise an additional $6,810,000 in equity from sources other than its largest shareholder and his affiliates on or before December 31, 2002 before such conversion may occur. At such meeting, the Company’s shareholders approved the issuance of up to the then applicable ceiling amount of 2,500,000 shares of the Company’s Common Stock upon the exercise of warrants to purchase such shares held by such affiliates. The Company could pay the 2001 Notes in whole or in part if it obtains additional debt financing and thereby avoid the mandatory conversion thereof.

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

On October 3, 2002 the maturity date of the entire principal balance comprising the 2001 Notes was extended to December 31, 2002 from September 30, 2002, unless mandatorily converted into shares of the Company’s common stock prior to such date. The Company agreed to issue an additional 5,300,000 shares of common stock to its lenders in consideration for the modification of terms.

The contingent beneficial conversion feature on each of the notes issued during the year ended December 31, 2002 is as follows:

Note Date	Value of Beneficial Conversion Feature at One Share for Each $0.05 of Debt
January 25, 2002	$ 264,051
February 8, 2002	211,149
March 8, 2002	175,747
March 11, 2002	88,261
March 27, 2002	139,147
April 12, 2002	245,755
April 25, 2002	886,132
July 23, 2002	273,975
August 19, 2002	279,408
September 4, 2002	139,047
October 3, 2002	23,381
October 15, 2002	116,367
October 31, 2002	93,091
November 13, 2002	46,858
December 3, 2002	70,123
December 11, 2002	70,284
December 24, 2002	71,731

Total	$3,194,507

The beneficial conversion feature will be recognized in the Company’s financial statements if and when the related contingencies are resolved.

NOTE 7—INCOME TAXES

The components of the net deferred tax asset are shown below:

	2002	2001
Operating loss carry forwards	$16,946,000	$13,302,000
Accrued liabilities and other	47,000	72,000

Total Deferred Tax Assets	16,993,000	13,374,000

Valuation Allowance	(16,993,000)	(13,374,000)

Net Deferred Tax Asset	$—	$—

For tax reporting purposes, the Company has net operating loss carryforwards of approximately $45,308,000 which will expire beginning in the year 2012. Of this amount, $1,246,871 related to losses of a company prior to its acquisition, and the availability of this amount to offset future taxable income is limited.

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

	For the Years Ended December 31,
	2002	2001	2000
Tax at statutory rate (34%)	$(3,348,000)	$(2,736,000)	$(1,622,000)
Other differences, net	54,000	120,000	739,000
Change in valuation allowance	3,619,000	2,881,000	1,040,000
State tax benefit, net of federal tax effect	(325,000)	(265,000)	(157,000)

Net Income Taxes	$—	$—	$—

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH

INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL CASH FLOW INFORMATION—

	Years Ended December 31,
	2002	2001	2000
Interest Paid	$16,848	$11,202	$209,186

NONCASH INVESTING AND FINANCING ACTIVITIES—

During 2002, the Company sold assets to a vendor and an employee for the deemed payment of $18,400 and $750 of trade and accrued obligations respectively, and recorded the issuance of 12,858 shares of common stock valued at $11,250 for consulting services.

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

Discounts related to warrants issued with the 2001 Notes of $405,494 and $556,455 were recorded during 2002 and 2001 respectively.

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

On June 8, 2001 the Company authorized 1,000 shares of 8% senior cumulative convertible preferred stock and detachable warrants to purchase 8,333,333 shares of common stock at $0.30 per share, expiring on September 15, 2002. Each share of preferred stock is convertible into 16,666 shares of common stock. No shares of such preferred stock were issued.

NOTE 10—STOCKHOLDERS’ EQUITY

In November 2001, the Company made a grant of shares of common stock to employees. The stock award was contingent on the employees voluntary continued employment for a one year period from the grant date, at which time the employee’s interest in the stock would vest 100%. As of the vesting date, 209,375 shares were issuable to employees under the terms of the stock Grant. The shares were valued at their market value on the vesting date and reported as common stock payable pending the issuance of the shares to the employees.

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

As of December 31, 2002, the Company had warrants outstanding as follows:

Common shares subject to warrants	Exercise price	Expiration Date
379,526	$0.25	May 14, 2004
562,500	0.30	May 16, 2006
225,000	0.30	August 6, 2006
87,500	0.30	September 8, 2006
55,000	0.30	October 2, 2006
87,500	0.30	October 8, 2006
87,500	0.30	October 28, 2006
500,000	0.30	November 13, 2006
2,000,000	0.05	November 13, 2006
175,000	0.30	January 24, 2007
125,000	0.30	February 7, 2007
100,000	0.30	March 7, 2007
50,000	0.30	March 11, 2007
75,000	0.30	March 26, 2007
137,500	0.30	April 11, 2007
500,000	0.30	April 24, 2007
150,000	0.30	July 22, 2007
150,000	0.30	August 18, 2007

	75,000	0.30	September 3, 2007
	12,500	0.30	October 3, 2007
	62,500	0.30	October 14, 2007
	50,000	0.30	October 30, 2007
	25,000	0.30	November 12, 2007
	37,500	0.30	December 2, 2007
	37,500	0.30	December 10, 2007
	37,500	0.30	December 23, 2007
	150,000	1.00	May 14, 2004
	150,000	1.75	May 15, 2003
	200,000	1.75	March 4, 2004
	223,000	3.00	May 14, 2003
	25,000	$5.00	May 31, 2003

Total	6,532,526

NOTE 11—STOCK OPTIONS

The Company has granted stock options under stock option plans and has granted other options to employees, directors and consultants.

Options to purchase up to 2,200,000 and 1,000,000 shares of the Company’s common shares are authorized under the 1998 Employee Incentive Stock Option Plan and 1998 Non-Qualified Stock Option Plan, respectively. The exercise price of options granted under the 1998 Employee Incentive Stock Option Plan must be the fair value of the common stock on the date granted (110% of fair value if granted to a shareholder who owns 10% or more of the total combined voting power of all classes of stock of the Company). Options may be exercised by payment of cash or for shares of common stock equal to the in-the-money value of the options provided that the shares of stock being tendered as payment have been held for at least six months and one day. Accordingly, the options granted under the plans have been accounted for as fixed options. Options granted under the plans are generally exercisable over three to five years and expire five years from the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000, and changes during the years then ended are presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	674,950	$2.44	1,190,159	$2.92	1,020,650	$2.89
Granted	414,642	0.27	120,155	0.52	279,659	3.20
Exercised	—	—	(13,333)	1.31	(20,833)	1.41
Forfeited or canceled	(159,055)	2.75	(622,031)	3.01	(89,317)	2.67

Outstanding at end of year	930,537	1.42	674,950	2.44	1,190,159	2.92

Options exercisable at year-end	421,249	2.76	421,249	2.76	555,471	3.73

Weighted-average fair value of options granted during the year	$0.25		$0.47		$2.71

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding		Options Exercisable		Weighted— Average Exercise Price
Range of Prices	Shares	Average Remaining Contractual Life	Weighted— Average Exercise Price	Shares
$0.20—$0.39	397,992	4.26 years	$0.27	149,370	$0.32
$1.63—$1.75	30,000	2.10 years	1.69	18,000	1.71
$2.09—$2.81	451,795	2.22 years	2.13	358,718	2.11
$3.00—$3.00	3,250	2.47 years	3.00	1,300	3.00
$4.00—$4.00	47,500	2.30 years	4.00	47,500	4.00

$0.35—$6.50	930,537	3.45 years	1.42	574,888	1.79

The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under SFAS 123, “Accounting for Stock-Based Compensation”. Stock-based compensation charged to operations was $65,556, $(28,243), and $(359,331), for the years ended December 31, 2002, 2001 and 2000, respectively. Had compensation cost for all of the Company’s options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2002	2001	2000
Net loss:
As reported	$(9,846,582)	$(8,046,672)	$(4,776,204)
Pro forma	(10,039,373)	(8,251,171)	(5,806,799)
Basic and diluted loss per common share:
As reported	$(0.31)	$(0.26)	$(0.16)
Pro forma	(0.32)	(0.26)	(0.20)

The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0.0% for all years; expected volatility of 159%, 149%, and 143%, risk-free interest rate of 4.9%, 4.6%, and 6.0%; and expected lives of the options of 5.0 years, 5.0 years, and 4.8 years.

NOTE 12—BUSINESS SEGMENT INFORMATION

As of December 31, 2002, the Company’s operations are classified into two reportable business segments: X-traWeb products and radio products.

The Company’s business was conducted primarily in the United States during 2002, 2001 and 2000. In 2000 the Company established a European subsidiary to facilitate international expansion. Less than $1,000 of revenue was realized from European operations in 2001, and in November of 2001 the European subsidiary was placed into liquidation, and its operations were discontinued.

Segment operating loss is total segment revenue reduced by operating expenses identifiable with or allocable to that business segment. Corporate includes general corporate assets Not allocable or not yet allocated to either of the two segments.

The Company evaluates performance of its segments based on revenues and operating income (loss). The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. There are no inter-segment sales.

	2002	2001	2000
Revenues:
X-traWeb	$25,000	$270,372	$450,604
Radio products	710,124	764,442	690,377
Corporate	—	17,540	573,852

Total sales	$735,124	$1,052,354	$1,714,833
Operating income (loss):
X-traWeb	$(1,841,351)	$(3,767,293)	$(3,593,924)
Radio products	(2,688,717)	(3,161,943)	(1,636,730)
Corporate	—	61,855	(55,101)

Total operating loss	$(4,530,068)	$(6,867,381)	$(5,285,755)
Assets:
X-traWeb	$176,675	$293,442
Radio products	600,782	1,184,904
Corporate	—	208,526

Total assets	$777,457	$1,686,872

NOTE 13—RELATED PARTY TRANSACTIONS

During 2002 and 2001, the Company borrowed $3,600,000 and $3,210,000 respectively from affiliates of its largest shareholder as discussed in Note 6.

During 2002 and portions of 2001 various related parties, including the officers and directors of the Company have elected to defer elements of their compensation and thereby become creditors of the Company. As of December 31, 2002 and 2001 the Company owed $182,496 and $75,647 respectively, to related parties.

In 2000, the Company deemed a $66,829 receivable from a shareholder to be uncollectible, and the balance was written off.

NOTE 14—COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS—The Company leases office facilities and equipment under agreements accounted for as operating leases. Lease expense for 2002, 2001, and 2000 was $245,840, $361,800, and $310,338 respectively. The Company also leases office equipment under capital leases with a weighted average interest rate of 25.76 percent. The following is a schedule by years of the future minimum lease payments required under operating and capital leases together with the present value of net minimum lease payments as of December 31, 2002:

Years Ending December 31,	Capital Leases	Capital Leases
2003	$15,029	$238,637
2004	11,754	242,786
2005	11,330	251,002

Total Minimum Lease Payments	38,113	$732,425

Less amount representing interest	11,280

Present Value of Net Minimum Lease Payments	26,833
Less Current Portion	9,693

Long-Term Obligations Under Capital Lease	$17,140

LEGAL MATTERS—On February 20, 2001 certain parties filed a lawsuit against the Company with respect to their purchase of a total of 230,000 shares of common stock of the Company at $3.00 per share in a private placement transaction in February 2000. The plaintiffs sought rescission of the transaction and/or damages, including treble damages, which they allege arose out of the Company’s failure to file a registration statement on or before December 31, 2000

In mid-December 2001, the United States District Court in Utah approved the plaintiffs’ motion for leave to amend their pleading to commence a lawsuit against five individual defendants (David D. Singer, an officer-director, Donald I. Wallace, a former officer-director, Malcolm Thomas, a director, Charles Taylor, a director, and a former officer, Kevin Childress) and to assert an additional cause of action against the Corporation for breach of the implied covenant of good faith and fair dealing and promissory estoppel, and a new cause of action for fraud against Mr. Singer.

The Company settled such lawsuit in December, 2002, without its admission of any wrongdoing or liability. Such settlement did not have any material adverse effect on the Company’s business or financial position.

In May 2002, the Business Software Alliance, a trade association representing various software companies rights under the Federal Copyright Act, (“BSA”) asserted a claim against us alleging that we had unauthorized or unlicensed copies of certain software products published by BSA member companies (in this case, Adobe Systems Incorporated and Microsoft Corporation) installed on our computers. BSA alleged that we could be held liable for statutory damages on a per product basis of between $30,000 and $150,000 per product, plus reasonable attorney’s fees and court costs.

In August, 2002 the Company reached a tentative settlement of the claim that would require the Company to pay $54,710 and to acquire various software licenses. The tentative settlement amount has been accrued as of June 30, 2002. The Company is working with BSA to finalize the agreement, although there can be no assurance of such result. If such settlement is achieved amicably, our liability thereunder will not have a material adverse effect on our business and financial condition. If such settlement is not achieved and the matter were litigated and we lost such litigation, such loss would have a material adverse effect on our business and financial condition.

401K PROFIT SHARING PLAN—The Company sponsors a 401K profit sharing plan but has no commitment to match employees’ contributions to the plan, nor has the Company made any contributions to the plan to date.

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2002 Fiscal Quarter				Year
	1	2	3	4
Net sales	$203,122	$240,713	$146,071	$145,218	$735,124
Gross profit (loss)	118,823	152,640	53,328	69,061	393,852
Net loss applicable to common shares	(2,150,225)	(3,701,231)	(2,563,905)	(1,431,221)	(9,846,582)
Basic and diluted loss applicable to common shares	$(0.07)	$(0.12)	$(0.08)	$(0.08)	$(0.31)

	2001 Fiscal Quarter				Year
	1	2	3	4
Fiscal 2000
Net sales	$258,491	$342,369	$262,455	$189,039	$1,052,354
Gross profit	128,020	179,612	(128,666)	(17,596)	161,370
Net loss applicable to common shares	(1,615,406)	(2,052,301)	(1,999,473)	(2,379,492)	(8,046,672)
Basic and diluted loss applicable to common shares	$(0.05)	$(0.07)	$(0.06)	$(0.08)	$(0.26)

NOTE 16—SUBSEQUENT EVENTS

During January, February and March, 2003 the Company received additional loans of $210,000 from affiliates of the Company’s largest stockholder, bringing the total amount of the 2001 Note to $7,020,000.

The Company also received an extension of the maturity date of the 2001 Notes from December 31, 2002 to July 1, 2003 from its two senior secured creditors without the payment of cash or shares or additional consideration.

The Company entered into the Restructuring Agreement with our two secured creditors, Lancer Offshore, Inc. and Lancer Partners L.P., who are affiliates of the Company’s largest stockholder, subject to the condition precedent that it receives an equity investment of at least $750,000. The key terms of such agreement are set forth below:

1 The Company would pay such creditors $1,400,000 for $2,400,000 principal amount of the 2001 Notes, which would result in the elimination of $1,000,000 of indebtedness and leave an outstanding principal amount of $4,620,000.

2 The Company would pay such creditors the sum of $100,000 in full payment of all interest accrued on the 2001 Notes to date (which is in excess of $1,375,000).

3. The maturity date of the 2001 Notes would be extended from July 1, 2003 until June 30, 2005.

4. The 2001 Notes would carry no further interest thereon in the future.

5. The 2001 Notes held by such creditors would become mandatorily convertible at the rate of one share for each $0.50 of debt, instead of the current rate of one share for each $0.05 of debt. Such mandatory conversion of the 2001 Notes would occur upon (i) the approval of such mandatory conversion by the Company’s shareholders at a meeting of shareholders (which was given up to the then applicable ceiling amount of $5,000,000 but not for any excess thereof), and (ii) the Company’s receipt of equity in an amount equal to the then outstanding principal balance of the 2001 Notes from persons other than Michael Lauer and his affiliates, including, without limitation, Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd., on or before June 30, 2005 (instead of the current date of July 1, 2003).

6. Such creditors would surrender 5,000,000 shares of Common Stock for the prior extensions of the maturity date of the 2001 Notes.

7. Michael Lauer’s affiliates (i.e. Lancer Offshore, Inc., Lancer Partners L.P. and The Orbiter Fund Ltd.) as the owners of the Company’s Common Stock, would agree to vote all of their shares of the Company’s Common Stock for the approval of the shares of Common Stock issuable upon the conversion of the Senior Preferred Stock issued pursuant to the offering of such stock being undertaken by the Company.

As of the date hereof, the Company has not received the $750,000 equity investment required to implement the Restructuring Agreement, and is currently seeking such financing, although there can be no assurance that such efforts will be successful.

The Company has an oral agreement from a third party to provide a six-month loan of $4,500,000 bearing simple interest at 3% per annum, which would be subordinated to its senior secured debt totaling $7,020,000 as of February 6, 2003, have a second security interest in the assets of the Company pledged to it senior secured creditors and a first security interest in the proceeds from its sale of any of its shares of Senior Preferred Stock which the Company is offering in a private placement transaction to raise up to $4,500,000 therefrom on or before June 30, 2003. The Company hopes to be able to close such new debt financing, but, since it has not been able to do so for almost two months, it cannot be assured of doing so.

In February 2003, the Company authorized 300 shares of 4% senior non-cumulative convertible preferred stock. Each share of such preferred stock is non-voting and is convertible into 100,000 shares of common stock. No shares of such preferred stock have been issued as of the date hereof.

The Company’s landlord, WHPTRI Real Estate, L.P., filed a lawsuit against it in Arapahoe County, Colorado in March 2003, seeking to collect unpaid rent on our executive and administrative offices in Greenwood Village, Colorado totaling approximately $75,000 and to evict us from such premises. The court granted the plaintiff a judgment for the unpaid rent and for eviction in late April, 2003 which the landlord agreed to stay until May 7, 2003, at which point we would be evicted from our premises. If such eviction were to occur, we plan to relocate our offices to another nearby location, although no alternative space has been leased as of the date hereof.

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

EXHIBIT NUMBER	DESCRIPTION
10.21	Separation and Mutual Release Agreement between the Registrant and William E. Chipman, Sr. dated as of May 26, 1998*

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

10.40	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated September 14, 2001.*

10.41	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of October 12, 2001.*

10.42	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of November 14, 2001.*

10.43	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of January 25, 2002.*

10.44	Amendment to Warrant Nos. T-1A, T-5, T-6, T-7 and T-8 held by Lancer Offshore, Inc.*

10.45	Amendment to Warrant Nos. T-2, T-3 and T-4 held by Lancer Partners L.P.*

EXHIBIT NUMBER	DESCRIPTION
10.46	Amendment to Warrant No. T-9 held by Capital Research Ltd.*

10.47	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of February 28, 2002.*

10.48	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of March 27, 2002.*

10.49	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 12, 2002.*

10.50	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of April 25, 2002.*

10.51	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of July 23, 2002.*

10.52	Amendment of Agreements by and Among the Registrant and Lancer Offshore, Inc. and Lancer Partners L.P. dated as of August 20, 2002.*

10.53	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of September 4, 2002.*

10.54	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc., and Lancer Partners L.P. dated as of October 3, 2002.*

10.55	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of October 15, 2002.*

10.56	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of October 31, 2002.*

10.57	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of November 13, 2002.*

10.58	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of December 3, 2002.**

10.59	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of December 3, 2002.**

10.60	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of December 11, 2002.**

10.61	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of December 24, 2002.**

10.62	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of January 9, 2003.**

10.63	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of January 22, 2003.**

10.64	Amendment of Agreements by and among the Registrant and Lancer Offshore, Inc, and Lancer Partners L.P. dated as of February 6, 2003.**

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously
**	Filed herewith.
+	Management contract or compensatory plan or arrangement filed previously.